Form 10QSB
period 1999-09-30
EXPRESS CAPITAL CONCEPTS INC
filed 1999-12-21
CIK 840254

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999

                        Commission file number: 33-24536

                         EXPRESS CAPITAL CONCEPTS, INC.
                 (Name of Small Business Issuer in its charter)


            Delaware                                              84-1107140
            --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                       26 West Dry Creek Circle, Suite 600
                            Littleton, Colorado 80120
                            -------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 794-9450
                                 --------------
                (Issuer's telephone number, including area code)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes ___  No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.0001 Par Value, 20,000,000 shares as of December 15, 1999.

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                  EXPRESS CAPITAL CONCEPTS, INC. AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                           $     336
                                                                      ---------

     Total Assets                                                     $     336
                                                                      =========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


Current Liabilities:
  Accounts payable - trade                                            $   2,039
  Notes payable - stockholders                                          137,568
  Accrued interest - stockholders                                        54,770
                                                                      ---------

     Total Current Liabilities                                          194,377
                                                                      ---------

Stockholders' Equity (Deficit):
  Preferred stock:  $.0001 par value, 10,000,000 shares
   authorized, none issued or outstanding                                  --
  Common stock:  $.0001 par value, 500,000,000 shares
   authorized, 20,000,000 shares issued and outstanding                   2,000
  Additional paid in capital                                             27,618
  Accumulated deficit                                                  (223,659)
                                                                      ---------

     Total Stockholders' Equity (Deficit)                              (194,041)
                                                                      ---------

     Total Liabilities and Stockholders' Equity (Deficit)             $     336
                                                                      =========



                        See notes to unaudited condensed
                       consolidated financial statements.



                               EXPRESS CAPITAL CONCEPTS, INC. AND SUBSIDIARY
                         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                            Three Months Ended September 30,  Nine Months Ended September 30,
                                            --------------------------------  -------------------------------
                                                  1999            1998             1999            1998
                                                  ----            ----             ----            ----
Revenue                                       $       --      $       --      $       --      $       --

Operating expenses                                  10,259          31,280          25,620          43,956
                                              ------------    ------------    ------------    ------------

   Loss From Operations                            (10,259)        (31,280)        (25,620)        (43,956)
                                              ------------    ------------    ------------    ------------

Other Income (Expense):
  Interest expense - stockholders                   (4,081)         (3,780)        (11,289)         (7,082)
                                              ------------    ------------    ------------    ------------

   Total Other Income (Expense)                     (4,081)         (3,780)        (11,289)         (7,082)
                                              ------------    ------------    ------------    ------------

   Income (Loss) Before Cumulative
     Effect of Change in Accounting
     Principle                                     (14,340)        (35,060)        (36,909)        (51,038)

Cumulative effect on prior periods
  of expensing organization costs
  as incurred                                         --              --              (887)           --
                                              ------------    ------------    ------------    ------------

     Net Income (Loss)                        $    (14,340)   $    (35,060)   $    (37,796)   $    (51,038)
                                              ============    ============    ============    ============

Net Income (Loss) Per Basic and
  Diluted Share of Common Stock:
     Income (loss) before cumulative effect
       of change in accounting principle      $       --      $       --      $       --      $       --
     Cumulative effect on prior periods of
       expensing organization costs as
       incurred                                       --              --              --              --
                                              ------------    ------------    ------------    ------------

     Net Income (Loss)                        $       --      $       --      $       --      $       --
                                              ============    ============    ============    ============

Weighted Average Number of Basic and
  Diluted Common Shares Outstanding             20,000,000      20,000,000      20,000,000      20,000,000

Proforma Amounts Assuming Change in
  Accounting Principle is Retroactively
  Applied:
     Net income (loss)                        $    (14,340)   $    (34,998)   $    (36,909)   $    (50,854)
     Net income (loss) per Basic and
       Diluted share of common stock          $       --      $       --      $       --      $       --



                                     See notes to unaudited condensed
                                    consolidated financial statements.




                  EXPRESS CAPITAL CONCEPTS, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                      Nine Months Ended September 30,
                                                      -------------------------------
                                                             1999         1998
                                                             ----         ----
Cash Flows From Operating Activities:
  Net income (loss)                                        $(37,796)   $(51,038)
  Adjustments to reconcile net income (loss) to net
   cash (used) by operating activities:
   Amortization                                                --           184
   Cumulative effect on prior periods of expensing
    organization costs as incurred                              887        --
   Changes in assets and liabilities:
    (Decrease) in accounts payable                             (215)     (2,814)
    Increase in accrued interest                             11,289       7,082
                                                           --------    --------

       Net Cash (Used) By Operating Activities              (25,835)    (46,586)
                                                           --------    --------

Cash Flows From Financing Activities:
  Proceeds from stockholder loans                            25,750      49,400
                                                           --------    --------

       Net Cash Provided By Financing Activities             25,750      49,400
                                                           --------    --------

       Net Increase (Decrease) in Cash and Cash
        Equivalents                                             (85)      2,814

       Cash and Cash Equivalents at Beginning
        of Period                                               421         325
                                                           --------    --------

       Cash and Cash Equivalents at End of Period          $    336    $  3,139
                                                           ========    ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                $   --      $   --
   Income taxes                                                --          --



                        See notes to unaudited condensed
                       consolidated financial statements.


                  EXPRESS CAPITAL CONCEPTS INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 1999 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1999. It is recommended that this financial information be read with the complete financial statements included in the Company's Registration Statement on Form S-4 previously filed with the Securities and Exchange Commission.

Per Share Information

As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which specifies the method of computation, presentation and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.

Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

The basic and diluted earnings per share are the same because the Company did not have any outstanding stock options during the periods presented.

Proposed Merger

The Company has entered into an Agreement and Plan of Merger and Reorganization (the "Agreement") with Greystone Technology, Inc. ("Greystone"). Under the terms of the Agreement the Company will issue shares of its common stock in exchange for all of the issued and outstanding stock of Greystone on a share for share basis. Immediately after the exchange it is anticipated that the ownership of the Company will be approximately 97% by existing Greystone stockholders and approximately 3% by existing Express stockholders. Prior to the closing the Company plans to effect a reverse stock split reducing its issued and outstanding common shares to approximately 480,000. In addition, the Company plans to amend and restate its Certificate of Incorporation reducing its authorized common stock and preferred stock to 30,000,000 shares and 3,000,000 shares, respectively. The par value of the Company's common stock and preferred stock will be increased from $.0001 per share to $.001 per share.

     In connection with the Company's proposed merger with Greystone, a Registration Statement on Form S-4 was filed with the Securities and Exchange Commission ("SEC"). The Registration Statement was declared effective by the SEC on November 12, 1999. The merger with Greystone is expected to be completed by the end of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     In reviewing the following discussion, reference is made to Express Capital Concepts, Inc.'s (the "Company") financial statements included elsewhere herein.

     Since January 1, 1995, the Company has not had any operating revenues.

     The Company's operating expenses and its other income (expense) have varied significantly during its fiscal years ending December 31, 1996, 1997 and 1998 and for the nine months ended September 30, 1999 and 1998. These variations occurred primarily because the Company's ongoing efforts to find a business combination involved different activities during the different periods. During 1995, the Company entered into a letter of intent for a business combination, and incurred $14,736 of related expenses. When that letter of intent was terminated during 1996, the Company was reimbursed for its 1995 expenses and was issued stock of the other party to the proposed business combination. The stock was recorded as 1996 other income at $33,962, its value when received.

     The Company transferred the stock to its President and one of its stockholders in 1997. At the time of transfer the stock had appreciated by $139,619, and the appreciation was recorded as other income. The transfers satisfied $16,981 of debt owed to each of the recipients and compensated each of them in the amount of $69,809.50. The $139,619 total compensation was an operating expense in 1997.

     During 1997 and 1998, and for the nine months ended September 30, 1999, the Company incurred expenses in connection with the proposed merger with GreyStone Technology, Incorporated ("Greystone") in the amounts of $16,893, $48,681 and $14,750, respectively. These expenses were recorded as operating expenses.

     The Company has entered into an Agreement and Plan of Merger and Reorganization (the "Agreement") with Greystone. Under the terms of the Agreement the Company will issue shares of its common stock in exchange for all of the issued and outstanding stock of Greystone on a share for share basis. Immediately after the exchange it is anticipated that the ownership of the Company will be approximately 97% by existing Greystone stockholders and approximately 3% by existing Express stockholders. Prior to the closing the Company plans to effect a reverse stock split reducing its issued and outstanding common shares to approximately 480,000. In addition, the Company plans to amend and restate its Certificate of Incorporation reducing its authorized common stock and preferred stock to 30,000,000 shares and 3,000,000 shares, respectively. The par value of the Company's common stock and preferred stock will be increased from $.0001 per share to $.001 per share.

     In connection with the Company's proposed merger with Greystone a Registration Statement on Form S-4 was filed with the Securities and Exchange Commission ("SEC"). The Registration Statement was declared effective by the SEC on November 12, 1999. The merger with Greystone is expected to be completed by the end of 1999.

     The Company does not have sufficient funds, assuming that a business combination is not consummated, to operate. The Company has funded its activities primarily by borrowing from its two largest shareholders. This debt shall be forgiven in connection with the foregoing merger.

     PART II. OTHER INFORMATION

     ITEM 1. Legal proceedings

     None.

     ITEM 2. Changes in securities

     None.

     ITEM 3. Defaults upon senior securities

     None.

     ITEM 4. Submission of matters to a vote of security holders

     None.

     ITEM 5. Other information

     None.

     ITEM 6. Exhibits and reports on Form 8-K

     Reports on Form 8-K: During the three months covered by this report, the Company filed no reports on form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: December 20, 1999                        Express Capital Concepts, Inc.
                                               ------------------------------
                                                        (Registrant)


                                               /s/ Earnest Mathis, Jr.
                                               -----------------------
                                               Earnest Mathis, Jr.
                                               President
                                               Chief Financial Officer
                                               (Principal Accounting Officer),
                                               and Director