Form 10-Q
period 1999-12-30
GREYSTONE DIGITAL TECHNOLOGY INC
filed 2000-02-14
CIK 840254

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-Q
                                 ---------------
(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number: 000-28909

                       GreyStone Digital Technology, Inc.
             (Exact Name of Registrant as Specified in its Charter)

                                 ---------------

     Delaware                                          84-1107140
     --------                                          ----------
     (State or other jurisdiction                      (IRS Employer
     incorporated or organization)                     Identification No.)

                  4950 Murphy Canyon Road, San Diego, CA 92123
                  --------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (858) 874-7000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

TITLE OF EACH CLASS                            OUTSTANDING AT DECEMBER 31, 1999
-------------------                            --------------------------------
Common Stock, $.001 par value                  16,275,679

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            GreyStone Digital Technology, Inc.

                                            /s/  MARSHALL GELLER
                                            ------------------------------------
                                            Marshall Geller
                                            Chief Financial Officer

Dated:  February 14, 2000

                                      INDEX

                       GreyStone Digital Technology, Inc.

                                                                                    PAGE NO.
                                                                                    --------
PART I.  FINANCIAL INFORMATION                                                         4

Item 1.  FINANCIAL STATEMENTS                                                          4

                  Balance Sheets at December 31, 1999
                           (Unaudited) and March 31, 1999                              4

                  Statements of Operations (unaudited) for the three
                           and nine months ended December 31, 1999  and 1998           5

                  Statement of Stockholder's Equity (Deficiency) (unaudited)
                           for the nine months ended December 31, 1999                 6

                  Statements of Cash Flows (unaudited)
                           for the nine months ended December 31, 1999 and 1998        7

                  Notes to Financial Statements                                        9

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                 14

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                         18

PART II. OTHER INFORMATION                                                            18

Item 1.  LEGAL PROCEEDINGS                                                            18

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                    18

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                              18

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          18

Item 5.  OTHER INFORMATION                                                            18

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                             19

         EXHIBIT INDEX                                                                20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                                 BALANCE SHEETS

                                                                                                 December 31,         March 31,
                                                                                                     1999               1999
                                                                                                (Consolidated)       ------------
                                                                                                  (Unaudited)         (Audited)
                                                                                                 ------------        ------------
    ASSETS

Current assets:
  Cash and cash equivalents                                                                      $  1,206,096        $    795,480
  Accounts receivable, net of allowance for doubtful
    accounts of $ 40,000                                                                              221,671             200,477
                                                                                                 ------------        ------------
                Total current assets                                                                1,427,767             995,957

Notes receivable and accrued interest of
    $3822 including $50,000 from a related party                                                      553,822
Equipment and furniture, net of accumulated depreciation
  and amortization of $2,283,683 and $2,112,335                                                       255,707             176,827
Other assets                                                                                          118,494             104,138
                                                                                                 ------------        ------------

                Total                                                                            $  2,355,790        $  1,276,922
                                                                                                 ============        ============


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts payable and accrued expenses                                                          $    673,428        $  1,130,553
  Short-term notes payable                                                                                                402,000
  Loans payable to officers                                                                                               140,810
  Notes payable to principal stockholder                                                               20,000             128,000
                                                                                                 ------------        ------------
                Total liabilities                                                                     693,428           1,801,363
                                                                                                 ------------        ------------

Commitments and contingencies

Stockholders' equity (deficiency):
  Preferred stock, $.001 par value; 3,000,000 shares authorized:
       None issued or outstanding
  Common stock, $.001 par value; 30,000,000 shares authorized;
       16,275,679 and 14,621,937 shares issued and outstanding                                         16,276          30,596,760
  Additional paid-in capital                                                                       39,470,773           2,383,584
  Subscriptions receivable from equity transactions                                                (1,560,292)           (327,500)
  Accumulated deficit                                                                             (36,264,395)        (33,177,285)
                                                                                                 ------------        ------------
                Total stockholders' equity (deficiency)                                             1,662,362            (524,441)
                                                                                                 ============        ============

                Total                                                                            $  2,355,790        $  1,276,922
                                                                                                 ============        ============


See Notes to Unaudited Financial Statements

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three months ended December 31      Nine months ended December 31
                                                     1999              1998              1999              1998
                                                 ------------      ------------      ------------      ------------
Revenues                                         $    381,286      $    563,354      $  1,331,641      $  1,601,962
                                                 ------------      ------------      ------------      ------------

Expenses:
   Cost of revenues                                   293,481           249,469           813,270           901,426
   Marketing and sales                                203,831           149,633           561,871           573,795
   Research and development                           220,401            74,562           750,620           759,148
   General and administrative                       1,034,287           661,106         2,283,179         1,565,421
                                                 ------------      ------------      ------------      ------------
       Totals                                       1,752,000         1,134,770         4,408,940         3,799,790
                                                 ------------      ------------      ------------      ------------

Loss from operations                               (1,370,714)         (571,416)       (3,077,299)       (2,197,828)

Interest expense,  including $2,537, $6,275,
$9,811 and $19,103 on loans from principal
stockholder                                             2,537            19,093             9,811            63,257
                                                 ------------      ------------      ------------      ------------

Net loss                                         $ (1,373,251)     $   (590,509)     $ (3,087,110)     $ (2,261,085)
                                                 ============      ============      ============      ============

Basic net loss per share                         $      (0.09)     $      (0.04)     $      (0.20)     $      (0.16)
                                                 ============      ============      ============      ============

Basic weighted average number of shares
outstanding                                        15,263,337        14,219,376        15,111,407        14,132,443
                                                 ============      ============      ============      ============


See Notes to Unaudited Financial Statements

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                 STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)
                                   (Unaudited)

                       Nine months ended December 31,1999


                                                                                  Subscriptions
                                              Common Stock            Additional   receivable
                                        -------------------------      Paid-In     from Equity     Accumulated
                                          Shares         Amount        Capital     transactions      Deficit           Total
                                        ----------    -----------     ----------     ---------     ------------      ---------
Balance, April 1, 1999                  14,621,937    $30,596,760     $2,383,584     $(327,500)    $(33,177,285)     $(524,441)

Common Stock sold for cash,
net of selling expenses of $201,207        575,283      3,250,470                                                    3,250,470

Common Stock issued upon
conversion of notes payable
to principal stockholder                    11,111         50,000                                                       50,000

Common Stock issued to pay
for accrued interest                         4,296         19,332                                                       19,332

Warrants issued to purchase
common stock                                                             225,700                                       225,700

Stock options to purchase
common stock granted to non-employee                                      37,800                                        37,800

Common stock issued upon
exercise of warrants                       335,905      1,694,452                                                    1,694,452

Common stock cancelled upon
exercise of recession offer                 (1,000)        (4,500)                                                      (4,500)

Common stock issued upon exercise
of warrants in exchange for stock
subscription receivable                    248,147      1,232,792                   (1,232,792)                              0

Change in par value of
common stock to .001 per share                        (36,823,510)    36,823,510                                             0

Common stock issued upon
completion of merger agreement             480,000            480            179                                           659

Net Loss                                                                                             (3,087,110)    (3,087,110)
                                        ----------    -----------     ----------     ---------     ------------      ---------
Balance, December 31, 1999              16,275,679        $16,276    $39,470,773   $(1,560,292)    $(36,264,395)    $1,662,362
                                        ==========    ===========     ==========     =========     ============      =========


See Notes to Unaudited Financial Statements

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Nine months ended December 31,
                                                                                           1999             1998
                                                                                       -----------      -----------
Operating activities:
       Net loss                                                                        $(3,087,110)     $(2,261,085)
       Adjustments to reconcile net loss to net cash used in operating activities:
            Loss on disposal of fixed assets                                                                    666
            Depreciation and amortization                                                  171,348          208,287
            Compensation expense recorded upon issuance of warrants
              and compensatory stock options                                               263,500          218,628
            Changes in operating assets and liabilities:
                  Notes receivable interest                                                 (3,822)
                  Accounts receivable                                                      (21,194)         191,600
                  Other assets                                                             (14,356)         (59,203)
                  Accounts payable and accrued expenses                                   (437,793)         608,523
                                                                                       -----------      -----------
                             Net cash used in operating activities                      (3,129,427)      (1,092,584)
                                                                                       -----------      -----------

Investing activities
       Purchases of software licenses and equipment                                       (250,228)
                                                                                       -----------      -----------
                             Net cash used in investing activities                        (250,228)

Financing activities:
       Repayments of notes payable to principal stockholder                                (58,000)          (2,607)
       Repayments of loans payable to officers                                            (140,810)
       Issuances of notes receivable                                                      (500,000)
       Issuances of related party notes receivable                                         (50,000)
       Proceeds from (repayments of) short-term notes payable                             (402,000)       1,023,600
       Exercise of warrants for common stock                                             1,694,452
       Common stock issued net of selling expenses                                       3,246,629          102,928
                                                                                       -----------      -----------
                             Net cash provided by financing activities                   3,790,271        1,123,921
                                                                                       -----------      -----------

Net increase in cash and cash equivalents                                                  410,616           31,337

Cash and cash equivalents, beginning of year                                               795,480            5,083
                                                                                       -----------      -----------

Cash and cash equivalents, end of period                                               $ 1,206,096      $    36,420
                                                                                       ===========      ===========

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                     STATEMENTS OF CASH FLOWS (Continuation)
                                   (Unaudited)

                                                                         Nine months ended December,
                                                                              1999          1998
                                                                           ----------     --------
Supplemental disclosure of cash flow data:
       Interest paid                                                       $   93,425     $  7,607
                                                                           ==========     ========

Supplemental disclosure of noncash investing and financing activities:
       Common stock issued upon exercise of warrants for stock
         subscription receivable                                           $1,232,792
                                                                           ==========
  Common stock issued as payment for:
       Short-term notes payable                                                           $650,000
                                                                                          ========
       Short-term notes payable and cancellation of warrants                              $220,000
                                                                                          ========
       Notes payable to principal stockholder                              $   50,000     $ 25,000
                                                                           ==========     ========
       Conversion of convertible notes payable                                            $ 30,000
                                                                                          ========
       Accrued interest payable                                            $   19,332     $ 23,229
                                                                           ==========     ========
       Services                                                                           $ 95,000
                                                                                          ========


See Notes to Unaudited Financial Statements

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Unaudited interim financial statements:
                In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the accounts of GreyStone Digital Technology, Inc. (the Parent) and its subsidiary GreyStone Technology, Inc. (the Company) as of December 31, 1999 and the results of operations for the three and nine month periods ended December 31, 1999 and 1998 and cash flows and changes in stockholders' equity (deficiency) for the nine months ended December 31, 1999. These unaudited financial statements should be read in conjunction with the audited financial statements and the other information included in the registration statement on Form S-4 which was declared effective by the SEC on November 12, 1999 ("Registration Statement").

                The results of operations for the three and nine month periods ended December 31, 1999 are not necessarily indicative of the results of operations for the year ending March 31, 2000.


Note 2 - The Merger and other matters
                On December 27,1999 a merger between Express Capital Concepts, Inc. and GreyStone Technology, Inc. was completed, whereupon Express Capital Concepts was renamed GreyStone Digital Technology, Inc., underwent a 1-for-41.66667 reverse stock split (which reduced its issued and outstanding common stock to 480,000 shares), changed the par value of the stock from $0.0001 to $0.001 per share, and reduced the total authorized common stock from 500,000,000 shares to 30,000,000 shares. Simultaneously, 15,211,627 shares of common stock were issued to GreyStone Technology, Inc. common stock holders. The transaction has been accounted for as a reverse acquisition, wherein GreyStone Technology, Inc., the operating company, is treated as the acquirer for reporting purposes. The Balance sheets, statements of shareholders equity (deficiency) and cash flow are consolidated between GreyStone Digital Technology, Inc., and GreyStone Technology, Inc. as of December 31, 1999. All significant inter-company accounts and transactions are eliminated in consolidation.


Note 3 - Notes Receivable and Accrued Interest
                Notes receivable at December 31, 1999 consisted of a $500,000, 9% note scheduled to mature on February 21, 2000. Additionally, the company loaned $20,000 on August 6, 1999, $10,000 on September 22,1999 and $20,000 on November 17,1999 to the Pointe-Force Company, Inc. and its principal. All loans are for a one-year term and bear interest at a rate of 8.75% per year.

Note 4 - Earnings (loss) per share:
                Effective March 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which requires the presentation of "basic" and "fully-diluted" earnings (loss) per common share, as further explained in Note 1 of the notes to the audited financial statements of the Company, included in the Registration Statement.

                Since the Company had losses applicable to common stock in the three and nine month periods ended December 31, 1999 and 1998, the assumed effects of the exercise of outstanding stock options and warrants were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying unaudited statements of operations. Such options and warrants could potentially dilute basic earnings per share in the future.


Note 5 - Segment reporting:
                Effective March 31, 1999, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 established standards for the way that public enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial statements issued to stockholders. SFAS 131 supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers.

                Information on industry segments are scheduled below:

                                                                                  Common/
                                              Government       Commercial        Corporate          Total
                                              -----------      -----------      -----------      -----------
Nine months ended December 31, 1999:

                        Revenue               $ 1,230,048      $    55,999      $    45,594      $ 1,331,641
                                              ===========      ===========      ===========      ===========

                        Net loss              $  (501,960)     ($  337,754)     $(2,247,396)     $(3,087,110)
                                              ===========      ===========      ===========      ===========


Nine months ended December 31, 1998:

                        Revenue               $ 1,582,332      $    14,615      $     6,015      $ 1,602,962
                                              ===========      ===========      ===========      ===========

                        Net Income (loss)     $    91,333      $  (728,755)     $(1,623,663)     $(2,261,085)
                                              ===========      ===========      ===========      ===========


Note 6 - Warrants:
                The Company has issued warrants in conjunction with the sale of convertible notes payable, assisting the Company in acquiring capital, the extending of loans, as an incentive to equity investors and as part of the consideration paid to various consultants. Based on the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") using the Black-Scholes option pricing model and assuming a risk-free interest rate of 6%, expected warrant lives of one to four years, expected volatility of 5% and dividends of 0%, the compensation expense relating to the warrants issued was $225,700 and $165,100 for the nine months ended December 31, 1999 and 1998, respectively. Each warrant entitles the holder to purchase one share of common stock upon exercise. The warrants expire at various dates from 2002 through 2008. Additional information regarding warrants outstanding at December 31, 1999 and changes in outstanding warrants during the nine months then ended follows:

                                              Number of         Exercise
                                               Warrants          Price
                                               --------          -----
Outstanding at April 1, 1999                  4,489,948      $4.95 to $12.00
     Exercised                                 (584,052)     $4.95 to $10.00
     Cancelled                                  (60,000)     $10.00
     Granted                                  3,253,200      $4.95 to $10.00
                                              ---------

 Outstanding at December 31, 1999             7,099,096      $4.95 to $12.00
                                              =========

 Exercisable at December 31, 1999             5,622,297      $4.95 to $12.00
                                              =========

 Weighted average fair value of warrants
     granted during the period                               $           .50
                                                             ===============


Note 7 - Income taxes:
                The Company had net operating loss carry forwards at December 31, 1999 of approximately $31,000,000 available to reduce future Federal taxable income and approximately $11,800,000 available to reduce state taxable income, if any. The net operating loss carry forwards expire between 2006 and 2019 for Federal tax purposes and 2000 and 2004 for state tax purposes. The related deferred tax assets were fully reserved through valuation allowances at December 31, 1999 and 1998 and, accordingly, there was no provision or credit for income taxes.

                The expected Federal income tax benefit, computed based on the Company's pre-tax loss and the statutory Federal income tax rate, was approximately $1,235,000 for the nine months ended December 31, 1999. The potential benefits were eliminated through equivalent increases in the Company's valuation allowance primarily for deferred tax assets arising from net operating loss carry forwards (see Note 10 of the notes to the audited financial statements of the Company which are included in the Registration Statement).

Note 8 - Stock option plans:
                As further explained in Note 12 of the notes to the audited financial statements, which are included in the Registration Statement, the Company has two incentive stock option ("ISO") plans - the "1991 Plan" and the "1994 Plan". In addition, the Company issued nonqualified stock options ("NSOs") in 1994, 1995 and 1998. Information related to the plans and other options granted follows:

                                               Options
                            Options         Outstanding at
Year          Type         Authorized      December 31,1999
----          ----         ----------      ----------------
1991          ISO          1,000,000                  0
1994          NSO            200,000            200,000
1994          ISO          2,000,000          1,766,262
1995          NSO            200,000            200,000
1997          NSO            640,000            640,000
1998          NSO            750,000            750,000
                                              ---------
                                              3,556,262
                                              =========

                The amount of compensation expense recognized for the nine months ended December 31, 1999 and 1998 relating to the granting of NSO stock options under the provisions of SFAS No. 123 was $37,800 and $12,600 for the nine months ended December 31, 1999 and 1998, respectively.

                In the opinion of management, if compensation cost for the stock options granted to employees had been determined based on the fair value of the options at the grant date under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") using the Black-Scholes option pricing model and assuming a risk-free interest rate of 6%, expected option lives of one to four years, expected volatility of 5% and dividends of 0%, the Company's pro forma net loss arising from such computations would have been increased by approximately $1,031,900 and $432,700 for the nine months ended December 31, 1999 and 1998, respectively.

                Additional information regarding options outstanding under the Company's stock option plans at December 31, 1999 and changes in outstanding options during the nine months then ended follows:

Note 8 - Stock option plans (concluded):

                                                                      Weighted
                                                   Shares             Average
                                                  Or Price            Exercise
                                                  Per Share             Price
                                                  ---------             -----
Outstanding at April 1, 1999                       2,581,050           $3.81
Granted                                            1,071,750            5.10
Cancelled                                            (96,538)           4.46
                                                   ---------

Outstanding at December 31, 1999                   3,556,262            4.19
                                                   =========

Price range at December 31, 1999              $.275 to $6.80
                                              ==============

Exercisable at December 31, 1999                   3,139,083            4.07
                                                   =========

Available for grant at December 31, 1999           1,233,738
                                                   ---------

Weighted average fair value of options
    granted during the period                                          $1.06


                The following table summarizes information about stock options outstanding at December 31, 1999, all of which are at fixed prices:

                                                Weighted Average
                                                   Remaining
                                 Number            Contractual                      Number
 Exercise                      of Options        Life of Options                  of Options
   Price                       Outstanding         Outstanding                    Exercisable
   -----                       -----------         -----------                    -----------
  $ .275                          200,000          1.62 Years                         200,000
   1.000                          200,000          4.51 Years                         200,000
   3.825                        1,057,262          3.66 Years                       1,040,062
   4.950                        1,050,000          4.63 Years                         966,666
   5.100                        1,024,000          9.47 Years                         717,355
   6.800                           25,000          8.40 Years                          15,000
                                ---------                                           ---------
                                3,556,262                                           3,139,083
                                =========                                           =========


Note 9 - Related party transactions and balances:
                The Company had outstanding notes payable to its Principal Stockholder of $20,000 at December 31, 1999, which were unsecured, nonconvertible and bore interest at 9%. Accrued interest of approximately $9,811 is included in accounts payable and accrued expenses in the accompanying unaudited December 31, 1999 balance sheet. See Note 13 of the notes to the audited financial statements of the Company which are included in the Registration Statement. On December

                31, 1999, the Principal Stockholder agreed to extend the maturity date from December 31, 1999 to December 31, 2000.

                In July 1999, a professional services agreement was entered into between the Company and the Pointe Force Company, Inc., an entity owned by a director of the Company. Point Force supports the Company in the areas of mergers and acquisitions, strategic planning, corporate financing and relations with the investment community. Under this one-year advisory services agreement, the director or Pointe-Force is compensated in the amount of $11,000 per month, exclusive of expenses. Additionally, the Company loaned $20,000 on August 6, 1999, $10,000 on September 22, 1999
                and $20,000 on November 17, 1999 to the Pointe Force Company, Inc. and its principal. All loans are for a one-year term and bear interest at a rate of 8.75% per year.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

This report contains statements that are not purely historical , and as such are forward-looking statements under the federal securities laws. These include forward-looking statements regarding management's intentions, plans, hopes, beliefs, expectations or projections of the future. These forward-looking statements involve risks and uncertainties, including without limitation, acceptance of the company's products and services: additional financing requirements; the impact of competitive products or pricing; technological changes; the effect of economic conditions; the ability to successfully commercialize the company's entertainment products; the company's dependence on key engineering, technical, and other personnel skilled in government contracting; the ability of the government to terminate contracts and subcontracts at any time; and other risks and uncertainties detailed from time to time in the company's reports filed with the Securities and Exchange Commission. One or more of these factors could affect the company's business and financial results in future periods, and could cause actual results to differ materially from plans and projections. There can be no assurance that the forward-looking statements in this report will prove to be accurate, and issuance of such forward-looking statements should not be regarded as a representation by the company, or any other person, that the objectives and plans of the company will be achieved. All forward-looking statements made in this report are based on information presently available to management, and the company assumes no obligation to update any forward-looking statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

Revenues for the three months ended December 31, 1999 were $381,286 as compared to $563,354 for the same three months ended December 31, 1998. During both of these periods, the Government Strategic Business Unit (SBU) generated essentially all revenues. The sales decline of $182,068 in the Government SBU between periods was primarily the result of a delay in funding of government contracts. The company redirected a portion of the

Government SBU engineering staff to product development efforts in support of the RAGE 2.0. Although revenues are expected from the sale of commercial entertainment products, GreyStone expects to incur additional losses as it continues to market and develop its entertainment products.

Costs of revenues increased 18% to $293,481 for the three months ended December 31, 1999, compared to $249,469 for the same three-month period in 1998. As a percentage of revenues, costs of revenues were 77% in 1999 compared to 44% for the same three-month period in 1998. Cost of revenues increased during the current period due to an increase in material/subcontract costs for computers and software tools in support of contractual work. Additionally, travel costs were higher than usual, primarily as a result of GreyStone's support of overseas military experiments.

The components that made up the cost of revenues include burdened labor, direct travel, other direct costs, direct material, subcontracts and applicable SBU burden. These cost components can vary from period to period and are highly dependent on such factors as the nature of the work performed, location and duration of the work (i.e., company versus customer site), who performed the work (i.e., company personnel versus subcontractors) and who provided any required equipment (i.e., company versus customer).

Marketing and sales expenses were $203,831 or 54% of revenues for the three months ended December 31, 1999 compared to $149,633 or 27% of revenues for the same three month period in 1998. The increase was in the Government SBU. Marketing and sales expenses result from bid and proposal activity as well as attendance at trade shows, company product demonstrations and in-house marketing-related activities. These types of expenses vary from period to period and are highly dependent upon the extent and manner in which the company focuses its efforts regarding potential future opportunities during the reporting period

Research and development expenses increased by 196% to $220,401 for the three months ended December 31, 1999, as compared to $74,562 for the same three-month period in 1998. The increase of research and development expenses was in the Government SBU and reflects development costs for RAGE 2.0 and the Unmanned Air Vehicle (UAV) Toolkit.

General and administrative expenses increased to $1,034,287 for the three months ended December 31, 1999, compared to $661,106 for the same three month period in 1998, resulting in an increase of $373,181. General and administrative increases were the result of legal, accounting and other related costs associated with the completion of the business combination with Express Capital Concepts, Inc. in December 1999. Additionally, there was an increase in compensation expense associated with the issuance of warrants and compensatory stock options.

Interest expense was $2,537 for the three months ended December 31, 1999, compared to $19,093 for the same three month period ended in 1998, a decline of $16,556 and reflects the paying down and/or conversion of certain company indebtedness to equity.

The net loss of $1,373,251 increased by $782,742 or 133% from the $590,509 net loss reported in the previous period in 1998. In summary, during the current period, revenues were down by $182,068 or 32%, while total expenses, including interest, increased by $600,674 or 52%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998

Revenues for the nine months ended December 31, 1999 were $1,331,641, as compared to $1,601,962 for the same nine months ended December 31,1998. During both of these periods, the Government Strategic Business Unit (SBU) generated essentially all revenues, with $1,230,048 of revenue in the current nine month reporting period and $1,582,269 in the nine months ending December 31,1998, while Commercial revenue was $55,999 in the current period and $14,615 in the previous period. The sales decline in the Government SBU between periods was primarily the result of a delay in funding of government contracts. The company redirected a portion of the Government SBU engineering staff to product development efforts in support of the RAGE 2.0 product release. Commercial revenues of $55,999 in the current reporting period were the result of work done by GreyStone on a special project for Legoland Windsor Park Ltd. Although revenues are expected from the sale of commercial entertainment products, GreyStone expects to incur additional losses as it continues to market and develop its entertainment products.

Costs of revenues declined 10 % to $813,270 for the nine months ended December 31, 1999, compared to $901,426 for the same nine-month period in 1998. As a percentage of revenues, costs of revenues were 61% in 1999 compared to 56% for the same nine-month period in 1998. Cost of revenues increased during the current period due to an increase in material/subcontract costs for computers and software tools in support of contractual work. Additionally, travel costs were higher than usual primarily as a result of GreyStone's support of overseas military experiments.

The components that made up the cost of revenues include burdened labor, direct travel, other direct costs, direct material, subcontracts and applicable SBU burden. These cost components can vary in amount from period to period and are highly dependent on such factors as the nature of the work performed, location and duration of the work (i.e., company versus customer site), who performed the work (i.e., company personnel versus subcontractors) and who provided any required equipment (i.e., company versus customer).

Marketing and sales expenses were $561,871 or 42% of revenues for the nine months ended December 31, 1999 compared to $573,795 or 36% of revenues for the same nine month period in 1998. Although there is a net decline of $11,924 in company marketing and sales expenses in the current period, Government SBU marketing and sales expenses actually increased by $91,161, while Commercial SBU marketing and sales expenses decreased by $103,085. Marketing and sales expenses result from bid and proposal activity as well as attendance at trade shows, company product demonstrations and in-house marketing-related activities. These types of expenses vary from period to period and are highly dependent upon the extent and manner in which the company focuses its efforts regarding potential future opportunities during the reporting period.

Research and development expenses declined slightly to $750,620 for the nine months ended December 31, 1999, as compared to $759,148 for the same nine-month period in 1998.

Although there was a net decline of $8,528 in company research and development costs, Government SBU research and development costs actually increased by $288,920 as a result of development efforts on RAGE 2.0. A decline of research and development expenses in the commercial SBU of $297,448 reflects the completion of development of the XS-G game.

General and administrative expenses increased to $2,283,179 for the nine months ended December 31, 1999, compared to $1,565,421 for the same nine month period in 1998, resulting in an increase of $717,758. General and administrative increases were the result of legal, accounting and other related costs associated with the completion of the business combination with Express Capital Concepts, Inc. in December 1999. Additionally, there was an increase in compensation expense associated with the issuance of warrants and compensatory stock options.

Interest expense was $9,811 for the nine months ended December 31, 1999, compared to $63,257 for the same nine month period ended in 1998, a decline of $53,446 and reflects the paying down and/or conversion of certain company indebtedness to equity.

The net loss of $3,087,110 increased by $826,025 or 37% from the $2,261,085 net loss reported in the previous period in 1998. In summary, during the current period, revenues were down by $270,321 or 17%, while total expenses, including interest, increased by $555,704 or 14%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended December 31, 1999 was $3,129,427, whereas cash used for the nine months ended December 31, 1998 was $1,092,584. Cash flow from operations decreased during the first nine months of 1999 compared to the first nine months of 1998 due to an increase in accounting, legal and other related expenses associated with the completion of the business combination with Express Capital Concepts, Inc. in December 1999. Additionally, cash was used to reduce accounts payable and accrued expenses by $437,793 during the current period, increase other assets by $14,356, and accounts receivable increase by $21,194.

Net cash used in investing activities increased by $250,228 for the nine months ended December 31, 1999, due to expenditures for software licenses and equipment of $250,228. Net cash provided by financing activities increased by $3,790,271 for the nine months ended December 31,1999, and was primarily the result of issuing common stock of $3,246,629 and the exercise of $1,694,452 of warrants for common stock. This was offset by repayment on notes and loans payable of $600,810, of which $58,000 was to the principal stockholder and $140,810 were to officers, and issuances of notes receivable of $550,000 of which $50,000 was to a related party.

At December 31, 1999, the Company had $1,206,096 in cash and cash equivalents. The Company anticipates that in the future, it will need to obtain debt or equity financing to continue its operations for at least the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pending legal proceedings which arose during the reporting period have been previously reported on Registrant's Registration Statement on Form 8(A) filed on January 14, 2000 which incorporated by reference Registrant's Registration Statement on Form S-4 (declared effective on November 12, 1999). There have been no material developments concerning legal proceedings since their first report.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Changes in Securities which occurred during the reporting period have been previously reported on Registrant's Registration Statement on Form 8(A) filed on January 14, 2000 which incorporated by reference Registrant's Registration Statement on Form S-4 (declared effective on November 12, 1999). The change was accomplished by the amendment and restatement of the Registrant's Articles of Incorporation to effectuate a 1 to 41.66667 (reverse) stock split, to reduce the authorized common stock from 500,000,000 shares to 30,000,000 shares, to reduce the authorized preferred stock from 10,000,000 shares to 3,000,000 shares, and to reduce the par value of all stock from $0.0001 per share to $0.001 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 20, 1999 the stockholders of registrant approved and adopted an amendment and restatement of the Certificate of Incorporation by a written consent of stockholders to action taken without a meeting. The shareholders voting represented 18,263,500 shares, or approximately 91.3% of the then-issued and outstanding stock. All shares voted were in favor of the amendment.

On December 21, 1999 the stock stockholders of registrant approved and adopted an amendment and restatement of the Bylaws by a written consent of stockholders to action taken without a meeting. The shareholders voting represented 18,263,500 shares, or approximately 91.3% of the then-issued and outstanding stock. All shares voted were in favor of the amendment.

ITEM 5. OTHER INFORMATION


Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit No.                                          Exhibit
         -----------                                          -------
         27.0  Financial Data Schedule

(b)      Reports in Form 8-K

         During the three months ended December 31, 1999, the Company filed no reports on Form 8-K.

                                  EXHIBIT INDEX


         Exhibit No.                                       Exhibit
         -----------                                       -------
         27.0                                              Financial Data Schedule