Form 10-K
period 2000-03-31
GREYSTONE DIGITAL TECHNOLOGY INC
filed 2000-06-29
CIK 840254

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                      FOR ANNUAL AND TRANSITIONAL REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------
(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER 000-28909

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           84-1107140
          (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

              4950 MURPHY CANYON RD.
               SAN DIEGO, CALIFORNIA                                       92123
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

                                 (858) 874-7000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     NONE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of May 31, 2000, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $28,936,883, based on the closing price of the Company's Common Stock on the Nasdaq OTC Bulletin Board on May 31, 2000 of $3.50 per share.

    As of May 31, 2000, 16,278,179 shares of registrant's Common Stock, $0.001 par value, and 5,000 shares of registrant's Preferred Stock, $0.001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

FORWARD-LOOKING STATEMENTS

     This document contains "forward-looking statements," which may include the following:

     - our business strategy;

     - the timing of and plans for the introduction of new products and enhancements;

     - plans for hiring additional personnel;

     - anticipated growth in the market for our products;

     - completion of acquisitions or the entering into strategic alliances; and

     - the adequacy of our existing resources together with anticipated sources of additional capital to fund our operations for at least the next 12 months.

     Other statements about our plans, objectives, expectations and intentions contained in this document that are not historical facts may also be forward-looking statements. When used in this prospectus, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of reasons, including those discussed under "Factors That May Affect Future Performance" and elsewhere in this document. We assume no obligation to update any forward-looking statements.

ITEM 1. BUSINESS

OVERVIEW

     GreyStone is a software development and systems integration company. Specifically, we develop real-time, interactive, and networked three-dimensional (3-D) visual and aural software, simulated "virtual" environments, and "Info-Space" applications that we market to customers in government and commercial markets. We also provide our customers with supporting engineering services in order to add value to the software applications that we sell to our customers.

     We commenced business in San Diego, California in 1989 in order to provide the United States military and its contractors with software and engineering services for applications in highly advanced military hardware (fighting aircraft, missiles, ships, and vehicles) and training simulators. Our defense customers have included the U.S. Navy, Army and Air Force, Lockheed Martin, Logicon, Hughes Aircraft, and the Defense Advanced Research Projects Agency (DARPA), and others. These customers use GreyStone's products and services in aerial, mechanized, and naval combat, electronic warfare, mission planning and support, training, battlefield command, control, communications, computers, and intelligence ("C4I"), and unmanned aerial vehicles ("UAVs").

     In 1994, we initiated a long-term program to develop multi-player (collaborative) real-time, interactive, and networked 3-D entertainment content ("Titles") to run on high-end 3-D multimedia home-based personal computers ("PCs") and new PC-based open architecture arcade amusement machines ("OA3Ms"). During 1998 we developed our first PC-based entertainment Title, XS-G(TM), to sell to the OA3M entertainment market.

     In December 1999 we transitioned from operating as a privately-held company to a publicly-traded company with the completion of a merger with a company with no previous operations which was traded on the Over-the-Counter Bulletin Board. GreyStone Technology, Inc.'s operations continue today as a wholly-owned subsidiary of GreyStone Digital Technology, Inc. (formerly Express Capital Concepts, Inc.). All references to "GreyStone's" operations in this report are those of the wholly-owned subsidiary, under which all of GreyStone Digital Technology, Inc.'s operations are currently conducted.

     During the next business year our Commercial Business Unit plans to introduce our proprietary OA3M "Mercury" motion based entertainment system running with the XS-G game and to create a new Title for play upon our Mercury entertainment system. The group also plans to adapt XS-G for play upon new digital home entertainment devices including affordable powerful 3-D PCs. The Government Business Group will continue providing engineering services relating to the sale of its visualization product, RAGE. Marketing targets remain focused on Battlefield Visualization applications, and the introduction of a new UAV Toolkit product for intelligence collection platforms and systems. These opportunities result from new strategic relationships that have been established for international market penetration. The next business year will launch GreyStone's "Virtual Info-Space" Business Unit which will apply much of the underlying technology developed by the Commercial and Government Business Units to the internet where digital information from various sources is acquired in real-time, then integrated and transformed to create a human-centered intuitive 3-D synthetic visual and aural world that can be distributed real-time through the web.

OUR CURRENT MARKETS, PRODUCTS, AND SERVICES

     We have developed and marketed software products that are targeted at two active markets: defense preparation and digital based entertainment. For the defense preparation market, we develop software products that are used in combat and training simulations and provide support services that contain the cost and increase the effectiveness of defense operations and defense preparation. For the digital entertainment market, we develop software products for use in PC based arcade amusement machines that could also be used in PC based in-home entertainment appliances.

GOVERNMENT BUSINESS

  Overview

     We founded GreyStone in 1989 in order to provide the U.S. military and contractors with software and engineering services for applications in highly advanced military hardware and training simulators. Our virtual environments employ real-time simulation, intelligent agent and advanced visualization technologies that create a battle-space in which a commander and soldier alike can assess, command, and shape the dynamics of the battle as well as experiment with various contingencies to test skill and enhance judgment. Virtual environments are used to provide knowledge of the battle-space not available previously without deploying live troops and millions of dollars of equipment.

     Specifically, we provide customers real-time, 2-D and 3-D, distributed and networked virtual environments for collaborative mission planning/rehearsal/reconstruction, testing, training, prototype development and operational assessments. We take a systems approach to providing a solution for our customers so our virtual environment blend into their systems; our products and services augment capabilities already inherent in systems. While many say that we produce "great pictures" in the form of geospecific, high-resolution virtual environments, we prefer to think of our work as information management and information presentation. Using real-time, distributed architectures and intelligent agent/knowledge management technology, we exploit data to make it more useful, understandable and compelling.

  Government Products and Services

     From the beginning in 1989, we have built our government business on key technologies used to create virtual environments and the experience of qualified individuals -- engineers as well as experienced war-fighters -- who understand the requirements and utility of virtual environments for training and combat operations. GreyStone has modeling and simulation professionals, advanced systems integrators, mission-planning specialists, intelligent agent experts, software developers with defense industry experience, and experienced former military personnel who continue to provide the government customer with an alternative to deploying troops and systems to the field.

     GreyStone has a legacy of software development and engineering services for high-performance military systems that are immersive, interactive, and intelligent and which function in real-time. GreyStone has been able to adapt its military software products for application across several mission areas: planning, advanced simulations, aerial combat, battlefield command and control, and, most recently, in the arenas of intelligence, surveillance and reconnaissance systems. GreyStone's defense products are applied to some of the world's most advanced military hardware and training simulators for aerial combat, combat simulation, electronic warfare, mission planning and support, battlefield C4I, and unmanned aerial vehicles (UAVs).

RAGE

     Military personnel use GreyStone's Real-time Advanced Graphics Environment, RAGE(TM), to reproduce realistic combat scenarios in a modern and dynamic theatre of operations. The U.S. government uses RAGE in command centers throughout the world to visualize and distribute, in real-time, information regarding forces and systems situations and conditions. GreyStone also provides, on a contract basis, advanced engineering and software development services to the military and its contractors

     GreyStone's RAGE software product has been used in over 70 joint military exercises and advanced technology demonstrations worldwide. RAGE provides customers real-time, 2/3D, distributed and networked virtual environments for collaborative decision-making, situation awareness, mission planning/rehearsal/ reconstruction, testing, training, prototype development and operational assessments.

     Since RAGE is the primary software running the real-time enhanced virtual world simulation during an exercise, each site requires a RAGE license sale. With each exercise, GreyStone is paid for other engineering services it performs, such as modifications to RAGE, custom databases, and the creation of unique interfaces required of each application, in addition to providing both field and home-office services during the exercise. The system has been useful for UAV concept of employment and operational utility demonstrations in over 60 large-scale live Joint and Army exercises and force modernization Advanced Warfighting Experiments.

UAV TOOLKIT

     We have integrated RAGE(TM) real-time 3D visualization software with Virtual Prototypes Inc.'s (VPI) line of high-fidelity modeling and simulation products to produce the UAV Toolkit. This partnership provides a turn-key solution for customers who need an advanced, flexible set of tools to satisfy their unmanned systems requirements at greatly reduced costs and acquisition time. The partnership leverages GreyStone's experience in using RAGE to provide virtual environments for all phases of UAV development, testing, and training, together with VPI's robust software tools for similar aerospace applications and its well-established international distribution channels.

     Our companies have cooperated informally on software development and configuration, in military field exercises, and at trade shows, which demonstrated the individual products that comprise the UAV Toolkit. As the UAV industry continues to grow, we expect to increase the integration of our simulation software products into this market, setting a new standard for the cost, production and time-to-market of UAV solutions.

DEFENSE ENGINEERING SERVICES AND PROJECTS

     GreyStone has provided engineering services to the military services and their contractors including services to:

     Lockheed Martin -- Projects have included DARPA's Pilot's Associate Program, On-board software to support the F-22 Advanced Tactical Fighter, Joint Strike Fighter program technical trade studies, F-22 Mission Support System, and F-22 Internal Research and Development

     DARPA -- Warbreaker Mission Planning Program, Virtual Reality Device Assessment and selection for carrier force operations, and Battlefield Awareness Data Dissemination program

     Logicon -- Design of mission planning and support module for the F-117A Stealth Fighter.

     U.S. Air Force Armstrong Laboratory -- Advanced cockpit technology (visualization, intelligent systems, cockpit controls, displays, simulators, weapon systems)

     Department of Defense -- Virtual Unmanned Aerial Vehicle Program, Multiple Unified Simulation Environment project, and the Virtual Airborne
Reconnaissance -- Low program

     U.S. Army -- Live Multi-force Training Exercises (more than thirty exercises), and Live Joint and Army force modernization Advance Warfighting Experiments

     Joint Strike Fighter Program Office -- Joint Strike Fighter C4I Support
Plan

     U.S. Navy SPAWAR Systems Center -- San Diego -- Joint Countermine Operations and Synthetic Theater of War Simulation

  Defense Backlog

     As of June 28, 2000 the Company's backlog of approximately $1,087,000 was entirely attributed to awards made to the Government Business Unit. GreyStone's backlog at March 31, 2000 was $405,354, and at March 31, 1999 it was $82,845. All of the backlog is expected to be completed within the company's fiscal year 2001, ending March 31, 2001. All U.S. Government contracts are subject to termination at the convenience of the Government, whereupon the company would only be paid for work completed up to the termination date.

     Within the past 12 months, GreyStone has been awarded contracts for the following programs:

     BATTLEFIELD VISUALIZATION AND ADVANCED SIMULATION TECHNOLOGY: In March 1999, GreyStone was awarded a five-year delivery-order contract with a ceiling of $15.1 million. During the business year ended March 31, 2000, GreyStone has been awarded the following individual delivery orders for a total value of approximately $1,785,000

     - Joint Medical Operations -- Telemedicine

     - Unmanned Aerial Vehicle Simulation

     - Fleet Battle Experiment Echo

     - Joint Forces System Engineering Support

     - Joint Forces Information Technology

     - FBE-F UAV Simulation

     - Pacific Warrior 99

     - Vehicle Control Simulation System

     - Experimental Operations Support

     - Information Technology Engineering

     - Command and Control Visualization

     - FBE-G UAV Simulation

     - Cobra Gold Exercise Support

     After the 31 March 2000 reporting period, and through June 28, 2000, GreyStone has been awarded additional delivery orders totaling approximately $811,000 for UAV simulation support, Joint Semi-Automated simulation support in designing a future naval ship and modeling and simulation architecture evaluation. As of June 28, 2000 proposals are outstanding totaling approximately $135,000 for commercial off-the-shelf software product evaluation for Department of Defense applications.

     JOINT STRIKE FIGHTER AND LOCKHEED-MARTIN F-22: As a subcontractor to Delfin Systems, Inc., GreyStone was awarded a $225,000 contract to provide follow-on technical support to the Joint Strike Fighter Program Office. Over the past 12 months, GreyStone has provided program coordination, system and requirement analyses and operational concept development for this next generation aircraft. Proposals totaling approximately $275,000 have been submitted for follow-on systems engineering support to the Joint Strike Fighter Program Office. GreyStone also supports Lockheed-Martin in the development of multi-role support concepts for the U.S. Air Force's F-22 fighter.

     INFORMATION WARFARE IDIQ: The Veridian Engineering, Inc. team, including GreyStone as a subcontractor, was awarded a three-year delivery order contract with a ceiling of $38.1 million to provide engineering services in support of developmental efforts for information warfare systems located at the Naval Air Warfare Center Weapons Division, Point Mugu, California. The three-year base contract has provisions for a two-year option, bringing the total potential value of the award to more than $65 million. The government customer performs information warfare systems requirements, analysis, development and deployment for naval aviation. As part of this contract, the Veridian team will support the ongoing development and integration of information warfare systems under the common architecture of the Defense Information Infrastructure Common Operating Environment. The Veridian team's work will include systems integration, hardware and software analyses, requirements development and prototype development including hardware and software design, integration, testing and evaluation. The team's additional tasks include performance specification studies, interface and integration studies and analyses, electromagnetic studies and analyses, modeling and simulation, and concept of operations analyses.

     U.S. ARMY AVIATION and MISSILE COMMAND OMNIBUS 2000: GreyStone, as part of a large team lead by the Computer Sciences Corporation, has been selected to participate in the $2.5 billion U.S. Army Aviation and Missile Command OMNIBUS 2000 Support Services program. The OMNIBUS 2000 program will replace about 60 separate support services contracts formerly awarded by the government. The U.S. Army Aviation and Missile Command develops, acquires, fields and sustains aviation and missile systems, which supports the readiness of the Army's technologically superior systems on the battlefield.

  Government Business Strategy

     We have focused our core software products and services on Command, Control, Communications, Computers and Intelligence (C4I) and modeling and simulation. In addition to software license sales, GreyStone provides, on a contract basis, advanced engineering and software development services to the military and its contractors. Our strategy the past year has been to:

          (1) Pursue large and growing opportunity in simulation, modeling and training: We have focused software products and services in the government-defined growth areas of simulation, advanced visualization and artificial intelligence and taken advantage of the government's mandate for commercial-off-the-shelf (COTS) solutions applications.

          (2) Penetrate New Markets Via Strategic Relationships: We have a joint technology, development, sales and marketing agreement with Canadian-based Virtual Prototypes Inc., to leverage approaches and offer integrated solutions to the modeling and simulation marketplace worldwide. This agreement was announced in a press release in February, 2000. We also pursued an aggressive teaming strategy with large and small businesses to gain access to new customers. We chose incumbent contractors whose technology complimented ours or for whom our virtual environments offered them a competitive advantage in renewing their contracts. We also accepted teaming agreements with new firms in the interest of participating in larger multiple contracts for a variety programs that we might not normally access. We engaged in teaming and ongoing relationships with PRC Litton, CSC Nichols, Motorola, SAIC, and three small businesses, all of which have a loyal customer base for which our technology adds new solutions.

          (3) Gain Access to New Technologies: Much of GreyStone's current capabilities and technology base has been achieved through targeting contracts from government research laboratories and organizations in order to gain access to emerging technologies. This important segment of the government market often funds high-risk technology initiatives and supports GreyStone's strategy of applying its technology across all of our business areas and products. This has been true particularly in promoting GreyStone's role in optimizing commercial image generator technology. As the government customer seeks lower cost platforms and workstations to host virtual environments, they are funding continued development of the software products on these new, more affordable hardware systems.

     GreyStone has been able to offer our government customers the same real-time, distributed, networked virtual environment performance a year before the Defense Department required systems migrate to PCs because the technology base at GreyStone was already operating on PCs to satisfy GreyStone's commercial customers in the PC software games business. This common technology base applied to both commercial and government markets creates a synergy in the company that helps us pull the most innovative and cost-effective methods for sharing data and displaying data used in the commercial industry. Additionally, GreyStone has been a beta site for Intel and SGI for testing their platforms, displays and software tools.

COMMERCIAL BUSINESS

  Overview

     We first began to develop entertainment software experiences in 1993, primarily in response to other companies who were aware of our work in building real-time simulations for defense customers. At that time, we were asked to build several high-quality, real-time 3-D demonstrations and promotions for commercial purposes. These simulations could only run on very expensive and powerful graphics oriented workstations. These experiences include:

        1993 -- with Silicon Graphics -- "THE PTERANODON" experience, a fantasy-flying ride that debuted at the SIGGRAPH Convention. "THE PTERANODON" experience was nominated for the 1994 Computer World/Smithsonian award for Media, Arts and Entertainment.

        1994 -- for Hiram Walker's Cutty Sark Scots Whisky -- "VIRTUAL VOYAGE", a sailing experience that received the 1995 Interactive Media and Marketing Award.

     In 1994 and 1995, we first began to develop commercially available 3-D digital entertainment experiences and research platforms to take advantage of the rapidly growing market for 3-D digital entertainment products. These experiences combined real-time interactivity, real-time simulation and provided the participant with a collaborative and immersive 3-D digital entertainment experience. They also integrated one or more "seats" to provide players with multiple sensory inputs, including visual displays, sound output devices and, in some cases, mechanical apparatus to generate motion. These experiences include:

        1995 -- for GreyStone -- "MAGBALL(R)", a 3-D multi-player sports game that combined ice hockey and futuristic bumper cars. The CyberEdge Journal nominated MagBall as "Virtual Reality Product of the Year". We sold several MagBall Systems to customers such as Disney World in Orlando, Florida, Monte Carlo Resort and Casino in Las Vegas, Nevada, and the XS New York entertainment center located at Times Square in New York City.

     From time to time, we have been asked to engage in special projects with other companies where we gain public recognition. We have developed and demonstrated many such systems as promotions and creations for commercial clients and direct sales. These special projects gave us the opportunity to pioneer many new developments. For example, the Pteranodon experience was first exhibited simultaneously at the 1993 COMDEX Computer Show in Las Vegas and the International Association of Amusement Parks and Attractions (IAAPA) show in Los Angeles. This early simultaneous demonstration allowed participants at the COMDEX show in Las Vegas to compete in real-time with participants in Los Angeles at the IAAPA show by linking the computers over a telephone line. This linking demonstrated real-time distributed interactive simulation technology, which enables complex real-time simulation from diverse locations using standard communications, infrastructure and protocols. We believe that this demonstration was the first interstate shared commercial interactive real time 3-D digital reality experience. Other experiences in this category include:

        1996 -- as a corporate sponsor for STARBRIGHT, a non-profit foundation chaired by Steven Spielberg and General Norman Schwartzkopf, we modified and provided our Pteranadon to support their Virtual Reality Pain Management Program in conjunction with the Pediatric Pain Program at

        UCLA Children's Hospital. The Pteranadon was also exhibited at Universal Studios during the opening of "Jurassic Park The Ride" in June 1996.

        1997 -- for the Intel Corp -- "CANYON RUNNER" experience. An armed aircraft multi-player chase experience that supported Intel's Pentium II demonstration at the Computer Game Developers Conference. At the Conference, Intel announced hardware specifications for coin-operated video games based on the Pentium II, and used our Canyon Runner to highlight and demonstrate the capabilities of the Pentium II processor.

     At present, the price of PCs capable of supporting our entertainment software has declined to a level that allows us to provide high-quality entertainment content at prices competitive with traditional PC-based entertainment products. Accordingly, we can deliver a simulated experience with compelling digital entertainment to customers at competitive prices. Experiences in this category include:

        1998 -- for GreyStone -- "XS-G(TM)" experience. A fast paced collaborative combat racing experience that integrates our simulation software and colorful and complex 3-D Graphics.

     We are a founding member of the Intel Open Arcade Architecture Forum ("OAAF") that was formed to create a PC reference platform for game arcades, location-based entertainment, and high-end visual entertainment for the home. Our entertainment software uses the capability of Intel's most advanced microprocessors and PC architecture.

     We believe that the demand for digital entertainment will continue to grow given the increasingly powerful multimedia capability of PCs, and the growing popularity of the Internet. Despite the many technological advances that have been made in producing, processing and delivering digital entertainment, we believe that consumers will expect digital entertainment products to have increasingly sophisticated features. These features include more realistic graphics and special effects, user control of more complicated or subtle character movements and real-time interactivity with other humans.

OUR DIGITAL ENTERTAINMENT MARKET-SPACE

     Digital entertainment is created, stored, and can be distributed electronically in a multimedia format complete with high-quality sound, rich 3-D graphics and animation, and it can be further enhanced by multi-sensory human-computer interfaces and artificial intelligence. These high fidelity, realistic experiences have found early success in the arcade markets and are increasingly distributed on in-home CD-ROM and game console cartridges. Leading-edge digital entertainment products can also be released online to capitalize on the tremendous current interest in the Internet and the World Wide Web, and in special narrow-band networks. In addition, digital entertainment products have recently been released as broadcast television and cable programming, home videos, and even full-length feature movies.

     Digital entertainment combines the best elements of traditional, mass-market, filmed entertainment, where creative artistry and engaging plot-lines can be leveraged by use of special technology advances that enable millions of consumers to interact with the content in a richer way. The market for digital entertainment has evolved and grown dramatically with the increasing proliferation and sophistication of PCs and game playing consoles, and with the widespread use of the Internet. Sales trends of PCs to home users have increased in recent years as a result of declining prices and increased functionality of PCs. The number of multimedia PCs used in-homes worldwide is widely expected to continue to grow, and many analysts have prepared predictions about PC growth trends.

     The multi-billion dollar market for interactive digital entertainment consists principally of:

          (1) The arcade market, or coin-op business, which includes out-of-home entertainment centers ranging from large destination-based theme and amusement parks, to smaller family focused centers, and location-based sports bars, casinos, and specialty theme centers;

          (2) The console game market, or consumer in-home video games, which includes the 32- and 64-bit, and the emerging 128-bit machines, and with sales dominated by companies such as Sega, Nintendo, and Sony; and

          (3) The PC game market, or packaged PC/multimedia software, which is heavily influenced by the increasing proliferation and sophistication of personal computers, their declining prices and increased functionality.

OUR DIGITAL ENTERTAINMENT PRODUCTS AND SERVICES

     We have developed digital entertainment experiences emphasizing new kinds of interactive sports (MAGBALL), high-energy, fast-paced, competitive "adrenaline" experiences (XS-G), and exploration-adventure type experiences (VIRTUAL VOYAGE). We intend to continue to develop software experiences that satisfy a demand for exciting attractions that promote social interaction and appeal to both genders and a broad range of age groups. We believe that if we develop our entertainment software products for play in entertainment centers as well as for the in-home entertainment market that we will generate broad consumer awareness and enthusiasm for our games and stimulate demand for our software in both entertainment markets. Our primary entertainment products for the next year are XS-G and new games currently in development, both to be hosted on our Mercury motion based entertainment system. The new games in development are targeted for the out-of-home market, specifically for the Mercury platform, and at the in-home market for console devices such as the Sony Playstation 2 and Microsoft's X-Box.

  The XS-G Game

     Our XS-G game is a fast paced collaborative combat racing experience that integrates our simulation software and colorful and complex 3-D Graphics. We believe that XS-G has potential to succeed in the high-end arcade market and for play on our OA3M "Mercury" motion based entertainment system. Currently Sony features our XS-G in their Metreon Entertainment Center in San Francisco and Circus-Circus features XS-G at the Monte-Carlo and Luxor Casinos in Las Vegas. We intend to continue to market and distribute XS-G to high-end entertainment providers as a featured game for play on our Mercury motion based entertainment system and also for play on home based PC appliances.

  The Mercury Entertainment System

     During this year we intend to market the Mercury motion based entertainment system using XS-G as a first featured game. In addition, a new game is currently under development that is designed specifically to take advantage of the exciting experience that the Mercury motion base provides. We intend to develop and sell XS-G, and new experiences, to high-end out-of-home entertainment locations for play upon powerful new PC based OA3M systems and our Mercury motion based system. Our Mercury system is designed to improve digital game industry economics and to attract game players from in-home game play to more active out-of-home motion based play.

OUR "INFO-SPACE" MARKET-SPACE

     During this year we plan to develop new products and services that exploit the growth and potential of the Internet and wireless communication technology. These products and services will be marketed to the e-based business market. We define "e-based businesses" as those companies that seek to apply the reach and efficiency of the Internet to enhance their competitive market position and operational effectiveness.

     The products and services we intend to offer can help businesses run "Info-Space" type applications on the Internet and to acquire, manage, and distribute information in a more valuable and useful way. We also intend to provide and market "Info-Space" hosting services that can enable significant communities of common interest to collaborate in real-time and to acquire, share, create, and distribute information through "Virtual-Info-Space" standard applications and custom services.

"INFO-SPACE" APPLICATIONS PRODUCTS AND SERVICES

     We define a "Virtual-Info-Space" application as an application of advanced digital technology that can provide our customers with the means to access and interact with the e-based information they require, when and where they need it, and in the form that they find most useful at the moment. Our "Virtual-Info-Space" customers would have a natural and immediate access to a site where they collaborate, create, and browse and use "intelligent agents" that analyze all of the data in the "Virtual-Info-Space" and help customers get the benefits they want in the form of presentation they prefer.

     Since the day of GreyStone's founding we have applied "Virtual-Info-Space" type applications of advanced digital technology to the demanding purposes that our defense customers have required. We called it something else, typically a virtual environment and at that time, the price that our defense customers paid for such applications was prohibitive for private commercial use. Also, the relevant technology was often restricted from commercial applications. We intend to use the experience we have in developing virtual environment applications working in the classified "defense world" and apply that experience to new applications that fit the requirements of commercial, private, and public entities.

     We are applying our internally developed application framework ("GreySim(TM)"), to build-up a prototype Virtual-Info-Space engine. This software engine is intended to be tailored to help e-based businesses exploit the potential of the Internet and to run and manage "Info-Space" type applications. As part of our "Virtual-Info-Space" product development program, we plan to provide hosting services and to contract with one or more initial "lighthouse" customers to fully develop and demonstrate the features and benefits of our "Virtual-Info-Space" applications operating on the Internet. We believe that our "Virtual-Info-Space" applications can help e-based businesses integrate and greatly improve the value of their e-commerce transactions, their communications and their management information. An important aspect of this approach will enable people to use wireless communications appliances and the Internet to communicate using 3-D graphics and sound.

     We intend to offer e-based businesses an ability to enhance their existing customer relationships, generate additional revenue opportunities, and reduce their cost of online communications. We intend to offer our e-based software products on both a licensed and a hosted basis. We intend also to offer implementation, customization and maintenance/management services to support our customers. Also, we will consider creating Online-services (a hosted application services). The online service could enable e-based businesses to rapidly and efficiently deploy an online customer communication system with less up-front investment in hardware, software and services.

OUR COMMERCIAL BUSINESS STRATEGY

  Our Entertainment Strategy

     We intend to provide digital entertainment products for the out-of-home entertainment market. Also, we believe that there is a rapidly growing population of appliances that is based on advanced PC and microprocessor capabilities. We expect that the advanced PC and Internet appliance population will grow into an established and substantial global market for GreyStone's entertainment software. We have developed software used in out-of-home entertainment centers that we believe can be used for in-home entertainment.

     We intend to evaluate our digital entertainment experiences for possible adaptation to play upon new digital in-home entertainment and Internet appliances. These appliances include affordable powerful PCs able to support sophisticated real-time, networked 3-D software. We believe that the growing presence of these powerful new PC-based devices has created an opportunity for us to exploit our knowledge and experience in creating powerful real-time, interactive and networked 3-D software and simulations.

     We believe that there is synergy between the out-of-home and in-home markets that can be exploited to cross-promote products, to increase revenues through ancillary merchandise sales, and to reduce costs. Some of the key elements of our strategy include:

          (1) We Plan to Widen Game Experiences and Build Brand Awareness. We believe that many existing 3-D digital product offerings fail to capture and retain wide market acceptance because they lack realism and fail to engender social interaction and passive entertainment among non-participants. Similarly, ride films and 3-D digital media adaptations of arcade games do not deliver high degrees of interactivity. We intend to design 3-D digital software experiences that foster repeat play and competition, and offer a diversity of experiences (from sports to high-adrenaline experiences) and entertainment to spectators. We plan to introduce a variety of new experiences that will attract repeat customers and establish GreyStone as a producer of quality digital entertainment among consumers and operators alike.

          (2) We Plan to Target Broad Markets; Emphasize Strategic Relationships. We expect to expand our product offerings to both the out-of-home and in-home markets through consistent application and adaptation of our core technologies. We intend to promote our products through strategic relationships with vendors, customers and merchandisers. As 3-D digital software experiences are deployed, we intend to cross-promote our products along with those of sponsors in the 3-D digital experience and through merchandising. We will pursue strategic relationships with companies that enjoy mass-market appeal, broad distribution capabilities or other strengths, which will complement GreyStone's abilities.

          (3) We Plan to Enhance Social Aspects of Digital Entertainment. We intend to design digital entertainment experiences that foster social interaction. Unlike many existing 3-D digital media or traditional arcade games, our XS-G product is designed for play among groups of participants and encourages multi-player and challenge play. We believe that this aspect of our technology, when combined with system features that enable spectator immersion, will increase the attractiveness and utilization of our 3-D digital software experiences.

          (4) We Plan to Develop Collaborative Immersive Experiences. In 1994, utilizing our core technology base, we began to develop commercially available 3-D digital entertainment experiences and research platforms to take advantage of the rapidly growing market for 3-D digital entertainment products. Our commercial content combined real-time interactivity, real-time simulation and provides the participant with a collaborative and immersive 3-D digital entertainment experience. These early platforms integrated one or more "seats" to provide players with multiple sensory inputs, including visual displays, sound output devices and, in some cases, mechanical apparatus to generate motion.

          (5) We Plan to Develop Open Architecture Entertainment
     Platforms. Starting in 1994, we designed and produced entertainment platforms that could take full advantage of our unique digital reality experiences and which would stimulate demand for our experiences. We believe that few commercially available platforms exist that enable the complete integration of all of the requisite technologies required to represent an immersive and networked interactive experience and are capable of exhibiting multiple digital entertainment experiences. We intend to complete development of our Mercury motion based system and market this platform in an OA3M configuration during the next year.

          (6) We Plan to Gain Experience and Recognition from Special
     Projects. From time to time, we have been asked to engage in special projects with and for other companies where we gain a certain of amount public recognition. As promotions and creations for commercial clients and direct sales we have developed and demonstrated several systems.

     We have received further requests to perform special projects and will consider working on special projects if they accelerate or benefit our entry into our markets, provide funded opportunities for our research and development of core technology and skills, fund an extension of our existing software capabilities, or otherwise appear to be in the best interest of GreyStone.

  Our "Virtual-Info-Space" Strategy

     The Internet and the emergence of web-based applications are moving the info-computing industry's "center of gravity" to the network from the PC. New "Internet Appliances", such as cell phones and Palm Pilots, need not use MS Windows and Intel Chips. Software applications will continue to move from the PC onto the Internet. Microsoft and Intel dominate PC standards by control of essential operating system and microprocessor technologies (the "toll bridges"). The Internet helps bypass the "toll bridges" and makes data and software services available to a wide variety of computing and communicating devices.

     We believe that the "Communications Model" exploits the largest potential of the Internet and will focus products and services on that market. The "Communication Model" is defined by services that improve communication of information among a community of common interests. As each member joins such a community of interest the value of joining the community grows exponentially. Our strategy plans to target our marketing efforts upon a few "lighthouse" customers who are concerned with communications within and among a growing community of common interest.

          (1) We Intend to Position GreyStone as a Market Leader. We intend to position ourselves as a leader in the e-based business software market for managing online customer communications by leveraging our ensemble of technology and software applications to establish GreyStone as the preferred solution. Furthermore, we intend to take advantage of our technology and our close relationships with key companies to position GreyStone as a market leader.

          (2) We Intend to Develop Products to Enter New Markets. We intend to develop e-based software products that include additional e-commerce and content management applications in order to join in an expanding Internet market environment. We intend to develop new software applications that we believe are needed to address this expanding environment and those applications integrate seamlessly with existing software applications that help e-based businesses establish broader and deeper customer relationships. Our initial e-based software applications are planed to integrate further to merge e-commerce transactions with customer communications in order to create additional revenue opportunities.

          (3) We Intend to Establish Technology Leadership with an Open, Scaleable Architecture. We intend to establish our developmental framework as a leading technology for e-based business products and services that manage online customer communications. To deliver the high performance required in this complex and rapidly changing e-based business environment we will continue to design modular, highly scaleable, easily customizable and readily integratable applications and systems. Emerging industry e-based standards will heavily influence our approach and third parties could be able to further develop and deploy new applications on top of our technology base. We plan to continue our research and development and develop and enhance an advanced framework that will efficiently handle the growing volume of online customer communications and provide increased functionality across a broad spectrum of e-based businesses.

STRATEGIC BUSINESS ACQUISITIONS

     We may acquire businesses and engage the best professional talents to achieve our objectives at a faster pace when these actions are likely to lower our risk and improve our profitability. To advance our strategy we will consider the acquisition of different businesses that can benefit from our ability to apply advanced digital technology to solve problems and communicate better. Certain businesses that integrate communication systems and simulation systems, or have established e-commerce reach, or address an established community of common interest, or have an established communications network may advance our strategic plan.

     On 14 January GreyStone executed a letter of intent for the acquisition of a company that designs, builds, and sells forensic surveillance, mobile intelligence, and communications platforms on a customized contract basis primarily for domestic and international customers in law enforcement, intelligence and military services. At the time of the filing of this report the two companies are in discussions concerning the details of the form of relationship. The transaction would allow GreyStone to use and expand our core technologies and record revenues from the sale of products to a broad new spectrum of customers. Our two companies have teamed for the recent submittal of a proposal for forensic vehicles and command and control systems for a national security agency in South America.

     In support of the developing relationship between GreyStone and the target company, GreyStone loaned the president (who is the sole shareholder) of the company $500,000 in November 1999 and an additional $100,000 in February 2000. The loans were collateralized by all of the borrower's stock in the target company. In June 2000 GreyStone purchased finished goods inventory from the target company in the amount of $330,000 and paid the company $135,000 for the right to receive future payment on invoices to be generated by the company upon the completion of work in progress. Until the business combination is complete, GreyStone may need to provide more money to the target company in an amount of approximately $500,000 during the remainder of calendar year 2000.

OUR STRATEGIC TECHNOLOGY UNIT

     Our research and development efforts are coordinated by the Strategic Technology Unit, whose responsibility is to develop and demonstrate advanced technologies for use in GreyStone's commercial and government products. These research and development projects include the exploration of basic technology alternatives, maturation of critical technology components, and the execution of cooperative technology ventures. The strategic technology unit directly impacts product improvement and reduction of costs through the incorporation of advanced technology.

     The Strategic Technology Unit is responsible for communication and coordination among GreyStone's software and hardware engineering personnel. The software engineering group includes engineers with significant design and development experience in object-oriented software, systems and dynamics modeling, real-time operating systems, network technology and protocols (including distributed simulation), intelligent systems design, advanced multi-sensory user interfaces, graphical design and databases, data acquisition and signal processing, and embedded systems. Hardware engineering includes engineers with significant experience in image generator design and applications, computer architecture, network technologies, display technologies, audio and video synchronization, computer buses, complex computer systems, user interface design and integration and design manufacturing. The software and hardware engineering personnel work together to develop and refine the tools necessary for the development of GreyStone's products.

     In addition to GreyStone-sponsored research and development, we perform contract research and development for various government agencies and contractors. As part of our product development strategy, we seek to identify commercial applications for new technologies developed under our defense contracts and retain title as permitted to developments made pursuant to government contracts. By coordinating the various technology research and development efforts, we maximize the growth and internal availability of our strategic intellectual property and experience. Key elements of this strategy are:

          (1) We Plan to Anticipate Advanced PC Technology that Drives Down Digital Entertainment Cost. Our technology strategy has allowed us to anticipate the push for real-time 3-D graphics on the PC platform. This strategy resulted in an early invitation from Intel to demonstrate our Canyon Runner game concept on the Pentium II processor at the Computer Game Developers Conference in April 1997. This demonstration provided us with an entree to the Open Arcade Architecture Forum ("OAAF") organized by Intel and added credibility to our existing strategy to introduce 3-D software titles to the arcade market on PC platforms and eventually sell those titles to the in-home market. By carefully monitoring the technical progress of 3-D graphics hosted on the PC platform, we advanced the development of our own 3-D simulation software foundation, GreySim, and maintained commonality with the evolving base of Application Development Interfaces from Microsoft. This technology strategy has allowed us to develop a diverse suite of real-time 3-D applications using a common software development architecture that fosters reuse and sound software development practices, capitalize on a growing base of software, hardware, and API support in the broadest segment of the computer market, and maintain compatibility with a broad spectrum of improving 3-D graphics hardware.

          We believe that these factors enable us to achieve reduced development costs and therefore, attain a wider market for our emerging products.

          (2) We Plan to Work Closely with Technical Leaders. Following the April 1997 Developers' Conference, Intel asked us to demonstrate our software in Intel's booth at the Electronic Entertainment Expo in June 1997. At the Entertainment Expo we revealed an early segment of XS-G, an interactive game that evolved from Canyon Runner. GreySim, which drives XS-G, permits us to develop our software across a wide range of platforms for both Commercial and Government business use. The GreySim foundation also permits a broad re-use of code, which we believe shortens development time and thus, time to market. The use of GreySim also ensures that software developed on top of the GreySim foundation will operate seamlessly with a variety of computers and peripheral devices, and readily take advantage of the increases in performance of newer equipment. We have a history of providing software solutions that are independent of hardware and operating systems that date back to early work with our RAGE product and our defense customers.

          The latest Intel architecture-based platforms make it possible for real-time 3-D entertainment content developers, like GreyStone, to create affordable arcade titles that leverage the power and graphics capability of the Pentium series while benefiting from the common hardware and software infrastructure that reaches all the way to the in-home market. We believe that these recent improvements in hardware performance enables a rapid transfer of high-end arcade software onto the latest home computers and with the use of GreySim, will reduce the time and cost of new content development for the Company.

          (3) We Plan to Apply Lessons From Digital Entertainment Product Development to Products Suited To Other Markets. We believe that our core set of technological capabilities and skills can be extended and applied to create interactive digital software products for other markets such as the Internet, education and "edutainment", health and medical, transportation, telecommunications, intelligence, law enforcement, and also for enterprise-spanning applications in design, engineering, finance, management information and manufacturing and process controls.

          We have some experience in these areas, especially with respect to the simulation of customer's designs, engineering, and product prototyping for the Intelligent Vehicle Highway System, the development of product concepts for the health/medical markets, and the production of advanced avionics in modern tactical jet aircraft.

          We also have years of experience in using engineering simulation for the rapid-prototyping and refinement of advanced avionics technologies, including "expert systems" that are embedded in the advanced avionics of modern tactical military aircraft.

MARKETING AND SALES

     GreyStone's marketing and sales activity in the commercial market to date has consisted primarily of participation in trade shows, distribution of marketing communications, market research and public relations activities designed to showcase GreyStone's technology and capabilities. GreyStone intends to promote its name, trademarks and products to create a recognizable brand of quality in each of its markets and to coordinate advertising and promotional opportunities to benefit itself and its licensees. GreyStone's marketing activities are also designed to demonstrate the capabilities of GreyStone's products, showing potential customers 3-D software environments that surpass those offered by competitors in functionality, realism and interactivity.

     In the government market, marketing activities are conducted primarily through interaction with key military acquisition offices and laboratories, as well as with prime and subcontractors to the U.S. and other governments, availing them of GreyStone's expertise in simulation and 3-D digital reality software environments. GreyStone also participates in a number of trade shows focused on the government markets.

PRODUCTION

     GreyStone's production strategy for our Commercial entertainment systems is based upon outsourcing of basic component manufacturing and assembly and internal development of software. Components procured from or built by third parties may be shipped to GreyStone's headquarters, to be assembled and tested prior to shipment. GreyStone's headquarters include approximately 5,000 square feet allocated to prototype development and production of GreyStone's products.

RESEARCH AND DEVELOPMENT

     Our success will depend to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made and plan to continue to make substantial investments in research and development. In the year ended March 31, 2000, our research and development expenses were $1,009,923; $568,063 for the Government Business Segment, and $441,860 for the Commercial Business Segment. This compares to $1,093,145 in 1999 ($232,653 for Government and $860,492 for Commercial) and $1,254,297 in 1998 ($120,902 for Government and $1,133,395 for Commercial.)

     We have focused our development efforts on the development of RAGE, our visualization and simulation software, and the UAV Toolkit software for the Government sector, the XS-G game and the Mercury motion-based entertainment system for the Commercial sector, and the GreySim tools which support both business sectors.

     Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities and subcontracting costs. As of March 31, 2000, we had 32 employees engaged in research and development. We are seeking to hire additional skilled development engineers. Our business, operating results and financial condition could be adversely affected if we encounter delays in hiring additional engineers.

COMPETITION

     GreyStone experiences substantial competition in its defense and entertainment markets and believes its principal competitive advantages to be its reputation and experience in its selected market areas, creativity in applying existing and GreyStone proprietary technology to new applications that meet customer requirements, technical assistance to its customers, and price.

     GreyStone believes that it has a competitive advantage with its government software product, RAGE, which has been identified by the government in several sole source award announcements as a requirement for award performance. While GreyStone believes that this competitive advantage may continue, for an unknown period of time, there is no guarantee that the government will continue to identify GreyStone's software as a continuing requirement for such awards.

     GreyStone competes against established corporations in the government market that have substantially greater financial and other resources than GreyStone. In the past, GreyStone has worked closely with several companies as a sub-contractor. No assurances can be given that GreyStone will be successful in maintaining or enhancing these relationships in the future. GreyStone considers the principal competitors for its government products and services to include Science Applications International Corporation (SAIC), Cubic Corporation, Logicon, TRW and others. There can be no assurance that GreyStone will be able to compete with these and other companies for future government contracts or that such contracts, upon successful award, will be on terms favorable to GreyStone.

     The markets for interactive 3-D software products are still emerging, and we expect the number of competitors to increase. Companies having greater financial resources may be able to make greater investments in research and development, engage in more extensive marketing campaigns, carry large inventories, adopt more aggressive pricing policies and make more attractive offers to customers. We believe that large entertainment and computer companies are increasing their focus on the interactive 3-D software entertainment market, which will stimulate further competition.

     GreyStone's competitors range from small companies with limited resources to large companies with greater financial, technical and marketing resources. GreyStone considers the principal competitors in the interactive entertainment markets to include Broderbund Software, Inc., Electronic Arts, Inc., Interplay, LucasArts Entertainment Company, Sony, Sega, Nintendo, Namco, and Williams.

     GreyStone's future success in its government and commercial markets will depend upon, among other things, its ability to withstand competition from larger companies, to obtain and retain competent personnel to successfully accomplish its obligations under its various contracts and agreements and to productively extend its technological expertise to new applications. All of these factors are subject to uncertainty.

PATENTS AND PROPRIETARY RIGHTS

     GreyStone applies for patents, or other appropriate proprietary or statutory protection, when it develops valuable new or improved technology. As of March 31, 2000, GreyStone has one design patent as well as certain trademarks and copyrights. The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. There can be no assurance that its patent will afford effective protection against competitors with similar technology; nor can there be any assurance that patents issued to

GreyStone will not be infringed upon or designed around by others or that others will not obtain patents that GreyStone would need to license or design around. If the courts uphold existing or future patents containing broad claims, the holders of such patents might be in a position to require companies to obtain licenses. There can be no assurance those licenses that might be required for GreyStone's products would be available on reasonable terms, if at all.

     In addition to patent and copyright law, GreyStone relies on trade secrets and proprietary know-how, which it seeks to protect in part by confidentiality agreements with its strategic partners, employees, consultants, vendors and licensees. GreyStone's agreements prohibit unauthorized disclosure or reverse engineering of GreyStone's systems. However, GreyStone expects that third parties may attempt to reverse engineer its technology. There can be no assurance that GreyStone's confidentiality agreements will not be breached or that GreyStone would have adequate remedies for any breach. The law concerning reverse engineering by a person or entity that has not signed a license agreement is currently uncertain. As a result, GreyStone may not have an adequate remedy if a competitor disassembles or reverse engineers products based on GreyStone's proprietary technology even if trade secret or copyright law protects GreyStone's technology.

     GreyStone relies in part on copyright laws to prevent unauthorized duplication or distribution of its software, written materials and audiovisual works. Existing copyright laws afford only limited protection, particularly in certain jurisdictions outside the United States where GreyStone may seek to license its technology.

     As used in this document, RAGE is a trademark of GreyStone. In June 1998 GreyStone applied for registration of XS-G as a trademark. Notice of allowance was issued in August 1999.

EMPLOYEES

     GreyStone had 42 full-time employees as of March 31, 2000. 32 of these employees are in research and product development related activities, one in manufacturing and nine in GreyStone's business sectors, finance and administration. GreyStone is not a party to any collective bargaining agreement, and GreyStone believes its relations with employees to be good.

FACTORS WHICH MAY EFFECT FUTURE PERFORMANCE

     RISKS RELATED TO GREYSTONE'S OPERATIONS

GREYSTONE'S REVENUES ARE PRINCIPALLY GENERATED FROM SALES AND SERVICES TO THE U.S. GOVERNMENT AND ITS CONTRACTORS.

     To date, substantially all of GreyStone's revenues have come from sales and services to U.S. government agencies and contractors. GreyStone's contracts are subject to funding limitations for the convenience of the government. Cancellations or delays of government projects or activities will have a significant impact on GreyStone's results of operations and financial condition. Because GreyStone tends to work on only a few projects at any time, cancellations or delays can affect GreyStone more adversely than larger companies.

     It is possible that the U.S. government may spend less money on military-related technology in the future or that GreyStone in any event will not be successful in attracting new government business in the future. While the total amount of expenditures should remain in the billions of dollars and GreyStone believes that an increasing proportion of these expenditures will be budgeted to software and related technologies, there can be no assurance that the purchases by the U.S. government or its contractors will remain at or above current levels. Any inability by GreyStone to offset declines in government business with sales to the commercial market or other governments would affect GreyStone materially and adversely.

GREYSTONE'S GOVERNMENT CONTRACTS CAN BE TERMINATED AT ANY TIME.

     All government contracts and, in general, subcontracts under them may be terminated at any time at the convenience of the United States Government. Government contracts also may be canceled if the necessary funds are not appropriated by Congress. Since Congress normally appropriates funds only one fiscal year at a time, longer term government contracts are usually only partly funded at any time. If any of GreyStone's government contracts or subcontracts were to be terminated or canceled, GreyStone generally would only be entitled to receive payment for work completed and allowable termination or cancellation costs. Termination or cancellation of GreyStone's contracts or subcontracts could have a material adverse effect on GreyStone.

GREYSTONE'S ENTERTAINMENT BUSINESS HAS GENERATED LIMITED REVENUES AND ITS VALUE IS DIFFICULT TO EVALUATE.

     In 1993, GreyStone decided to create commercial entertainment products using technologies developed in connection with its government business. Before March 31, 1997, GreyStone generated revenues of approximately $796,000 from its entertainment products. Since that date, while developing and testing the new products on lower cost computer platforms, GreyStone has had no material amount of revenues from its entertainment products. GreyStone continues to invest in its commercial entertainment products. No assurance can be given that these products will be successful or that GreyStone will have material revenues from these products over the next 12 months or at all.

GREYSTONE'S CONTINUED INABILITY TO SUCCESSFULLY MARKET XS-G COULD ADVERSELY AFFECT GREYSTONE'S BUSINESS AND RESULTS OF OPERATIONS.

     GreyStone started marketing its current game, XS-G, during the first calendar quarter of 1999. To date, GreyStone has not consummated any sales of XS-G. GreyStone's continued inability to sell XS-G could have a material adverse effect on its business and results of operations.

GREYSTONE MAY INCUR ADDITIONAL LOSSES AS IT CONTINUES TO MARKET AND DEVELOP ITS ENTERTAINMENT PRODUCTS.

     GreyStone has incurred losses in each fiscal year since 1993 when it embarked on the development of entertainment products. These losses have been primarily due to the lack of any significant entertainment revenues, substantial research expenses and other costs incurred in the development and introduction of its government and entertainment products. GreyStone has yet to generate significant revenues from these products and there can be no assurance of significant sales or any profits from of its entertainment products.

GREYSTONE IS LIKELY TO NEED ADDITIONAL CAPITAL IN THE FUTURE, WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS.

     To finance its business plan and negative cash flow GreyStone has continually needed to obtain debt and equity financing on a private basis. Cash deficiencies in the past have required GreyStone to defer payment of its then due obligations and impeded its operations and development. Although GreyStone has been able to fund operations by selling shares and borrowing, there is no assurance that it can continue to do so.

     GreyStone obtained approximately $3,250,470, $2,425,000, and $3,153,000 in the fiscal years ended March 31, 2000, 1999 and 1998, respectively, from private placements of common stock, obtained approximately $1,704,000 from the exercise of stock options and warrants in fiscal year 2000, and eliminated approximately $920,000 and $4,900,000 of debt in fiscal years 1999 and 1998 by obtaining the creditors agreements to convert the debt into common stock. The proceeds of the cash sales were used primarily to fund cash used in operating activities in excess of revenues. On May 22, 2000 GreyStone obtained net proceeds of $4,450,000 from the private placement sale of 5,000 shares of preferred stock at a price of $1,000 per share to a group of accredited investors. As a result, after paying certain debt and operational obligations GreyStone's cash position increased from $167,299 on March 31, 2000 to approximately $3,900,000 on May 31, 2000. On March 31, 2000, GreyStone's total current assets were $594,515 and total liabilities were $990,092, which resulted in a working capital deficiency of $395,577.

     No assurance can be given that additional equity capital or borrowings will be available to GreyStone on favorable terms, if at all. Nor is there any assurance that GreyStone's results from operations will improve, or that its financial condition will continue to improve.

     GreyStone presently anticipates that its expenditures will continue to exceed its revenues from its operations if there is not a significant improvement in its revenues. If GreyStone's revenues do not increase substantially, and if there are any significant delays in raising additional capital, then GreyStone may face the risk of not having enough cash or other resources to continue to operate its current business plan. Without increased revenues, or the ability to raise additional capital, GreyStone could be compelled to curtail or even cease operations. If this were to happen, GreyStone shareholders could lose all or part of their investment.

GREYSTONE'S QUARTERLY RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY AND MAY BE BELOW THE EXPECTATIONS OF ANALYSTS AND INVESTORS.

     GreyStone's quarterly revenues, operating results and cash flows vary. Factors which cause this fluctuation include:

     - the uncertainty in timing of the payments on government contracts;

     - the reduction in size, delay in starting-time, interruption, or termination of one or more significant projects or contracts during a quarter;

     - the delays in the research, development and introduction of new products; and

     - general economic conditions which may affect the ability of GreyStone to sell its products to the government, government contractors and in the entertainment markets.

     The timing of payments on government contracts depends on government project schedules. When a project does not start on time or proceeds slowly GreyStone's financial condition and results of operations can be harmed. Because a majority of GreyStone's operating expenses, including salaries, depreciation and rent, are largely fixed before a quarter begins, GreyStone has only a limited ability to protect itself from these delays. GreyStone believes that quarterly revenues and operating results are likely to vary significantly in the future and that period-to-period comparisons of its revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

GREYSTONE WILL NOT BE ABLE TO ACCURATELY PREDICT THE SUCCESS OF ITS FUTURE OPERATIONS AND YOU SHOULD NOT RELY ON GREYSTONE'S FORWARD-LOOKING STATEMENTS.

     Forward-looking statements have been made in the "Company Business" section and elsewhere in this document. Forward-looking statements are all those which are not about historical fact, and include, but are not limited to, information concerning:

     - business strategy, future operations and results of operations;

     - the ability of GreyStone to continue its operations

     - the ability of GreyStone's shareholders to sell their shares in the over-the-counter market;

     - the ability of GreyStone to raise additional capital; and

     - other statements which include "believes," "expects," "anticipates," "intends," "estimates" or similar expressions.

     While these statements are based on GreyStone's current expectations, they are subject to important risks and uncertainties and should not be relied on as predictions of what will happen. Factors that may cause actual results to differ from the statements which have been made include, but are not limited to, the other risk factors discussed in this document. Forward-looking statements should not be seen as representations that they will be realized, and GreyStone is assuming no obligation to update them if they should become aware that the statements may not be realized.

GREYSTONE DEPENDS ON KEY ENGINEERING, TECHNICAL, AND OTHER PERSONNEL SKILLED IN GOVERNMENT CONTRACTING AND MAY HAVE DIFFICULTY RETAINING AND ATTRACTING THESE SKILLED EMPLOYEES IN THE FUTURE.

     GreyStone's future success depends to a significant extent on the continued service of its senior management and other key employees. The loss of any of these individuals could have a material adverse effect on GreyStone's business and results of operations. GreyStone also believes that its future success will depend, in large part, on its ability to attract and retain highly skilled employees in a variety of disciplines.

Competition for such employees within the computer industry is intense, and there can be no assurance that GreyStone will be successful in attracting and retaining such personnel.

GREYSTONE MAY BE HELD LIABLE FOR A PRODUCT LIABILITY CLAIM.

     Testing, producing, marketing and using GreyStone's products may entail a risk of product liability. While GreyStone maintains product liability insurance in amounts that it believes adequate, there can be no assurance that GreyStone will be able to maintain such insurance at reasonable costs or in sufficient amounts. An inability to maintain adequate insurance or to otherwise protect GreyStone against potential product liability could prevent or inhibit the commercialization of GreyStone's products. In addition a product liability claim or recall could have a material adverse effect on GreyStone's business and results of operations.

WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT DILUTE OUR STOCKHOLDERS' EQUITY AND CAUSE US TO INCUR DEBT OR ASSUME CONTINGENT LIABILITIES.

     We may pursue acquisitions that could provide new technologies or products. Future acquisitions may involve the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, the incurrence of debt, or amortization expenses related to goodwill and other intangible assets.

     In addition, acquisitions involve numerous risks, including:

     - difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

     - the diversion of management's attention from other business concerns;

     - risks of entering markets in which we have no or limited prior experience; and

     - the potential loss of key employees of the acquired company.

     In January 2000 we executed letters of intent to acquire two privately held companies and are presently in discussions relating to the acquisition of one of the companies. If the transaction is not completed, GreyStone could incur the risk of delay or possible loss of the money already given to the acquisition target company, and its president. (See Strategic Business Acquisitions, page
12). In the event that such an acquisition does occur and we are unable to successfully integrate businesses, products, technologies or personnel that we acquire, our business, operating results or financial condition could be materially adversely affected.

WE DO NOT PLAN TO PAY CASH DIVIDENDS ON OUR COMMON STOCK.

     We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the growth and expansion of our business and for general corporate purposes.

     RISKS RELATED TO THE DIGITAL TECHNOLOGY MARKET

GREYSTONE'S MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE AND ITS PRODUCTS AND SERVICES COULD BECOME OBSOLETE OR FAIL TO GAIN MARKET ACCEPTANCE.

     GreyStone's success will depend on its ability to develop and introduce products which keep pace with the technological advances in a number of different disciplines, and to respond to rapidly changing customer preferences and tastes. GreyStone must also introduce new and innovative entertainment products frequently to attract and maintain consumer interest. There is no guarantee that GreyStone can give assurance that it will be successful in developing or marketing products that incorporate technological advances, or that adequately address changing customer preferences on a timely basis, if at all. Furthermore, even if GreyStone is able to successfully develop and market products that incorporate technological advances, there is no guarantee that these products will gain customer acceptance. A market for Virtual Info-Space may not develop and GreyStone may not be able to recover its development costs for Virtual Info-Space. The development costs may be significant.

GREYSTONE MAY EXPERIENCE DELAYS IN PRODUCT INTRODUCTION OR DEFECTS IN SOFTWARE CODE WHICH COULD ADVERSELY AFFECT ITS BUSINESS AND RESULTS OF OPERATIONS.

     GreyStone could experience delays in new product introductions. GreyStone's new products could contain undetected or unresolved errors in the software code base when they are first introduced or when newer versions of the earlier products are released. Despite extensive testing, GreyStone may not detect all software errors in its new products and product upgrades. Delays in product introductions and undetected errors in software could result in an inability of GreyStone products to gain market acceptance. GreyStone's inability to resolve these issues could have a negative effect on business and operations.

FUTURE GROWTH FOR GREYSTONE'S ENTERTAINMENT PRODUCTS DEPENDS ON THE UNCERTAIN DEMAND FOR 3-D SOFTWARE.

     The market for 3-D software applications is new and is changing rapidly. GreyStone believes that growth of the market for 3-D software has been restricted by the following:

     - the high costs of the hardware components necessary for 3-D software;

     - an insufficient understanding of the software design and development process for engaging 3-D software; and

     - competition from other forms of out-of-home entertainment.

     Because GreyStone's future growth depends on, among other things, the growth in demand for 3-D software, if the 3-D software market fails to develop in a timely manner, or at all, GreyStone's results of operations may suffer. In addition, there can be no assurance that, to the extent the 3-D software market develops, GreyStone's products will be accepted by customers.

ENTERTAINMENT AND GOVERNMENT MARKETS ARE INTENSELY COMPETITIVE AND GREYSTONE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

  Competition in the Entertainment Market

     GreyStone's competitors range from small companies with limited resources to large companies with greater financial, technical and marketing resources than GreyStone. GreyStone believes that it competes against the following well established companies, among others, in the interactive entertainment markets:
Disney, Atari, Electronic Arts, Inc., Lucas Arts Entertainment Company, Sony, Sega, Nintendo, Atari, WMS Industries, Inc. ("Williams"), Midway Games, Inc., and Namco, Inc. GreyStone expects that the number of its competitors will increase. GreyStone also believes that large entertainment and computer companies are increasing their focus on the interactive 3-D software entertainment market, which will further stimulate competition.

     GreyStone plans to develop products for the in-home entertainment market, which is a highly competitive market. Companies that have been in the market longer, have greater financial resources and brand recognition as well as greater consumer loyalty than GreyStone, are able to make larger investments in research and development and engage in more extensive marketing and promotional campaigns. These companies may also be able to carry larger inventories, adopt more aggressive pricing policies, have more extensive channels of distribution, and generally make better and more attractive offers to customers.

     GreyStone believes that the following well established companies are some, but not all, of its principal competitors in the in-home entertainment markets:
Acclaim Entertainment Inc., Broderbund Software, Inc., Eidos Interactive, Inc., Electronic Arts, Interplay Productions, Midway, Namco Limited, Nintendo, Sony, and Williams.

  Competition in the Government Market

     GreyStone competes against established corporations that have substantially greater resources than GreyStone. GreyStone has often worked closely with several companies as a sub-contractor, but there can be no assurances that GreyStone will be successful in maintaining or enhancing these relationships in the future.

GreyStone considers its principal competitors for government products and services to include SAIC, Cubic Corporation, Logicon, TRW and others. There can be no assurance that GreyStone will be able to compete with these and other companies for future government contracts. Even if GreyStone is awarded contracts, there can be no assurance that the contracts will be on terms favorable to GreyStone.

  Factors Affecting Competition

     GreyStone believes that competition will intensify in the future, and that its ability to compete successfully depends on a number of factors, including the following:

     - GreyStone's market presence;

     - the reliability and quality of its software products and the hardware on which GreyStone's software products operate;

     - the pricing and timing of services and products by GreyStone and its competitors;

     - GreyStone's ability to retain and attract qualified and experienced engineering and other technical personnel,

     - GreyStone's ability to react to changes in the market; and

     - industry and economic trends.

     While GreyStone believes that its products may compare favorably to those offered by competitors, there can be no assurance that GreyStone's products will gain market acceptance or that they will compete successfully. Moreover, competitors might develop products or technologies that will have broader market acceptance than GreyStone's or make GreyStone's products non-competitive for other reasons. In addition, GreyStone believes that the game industry is consolidating, which may lead to the creation of larger, better-financed competitors. If GreyStone is not able to compete effectively with other 3-D software vendors, GreyStone's business and results of operations will be harmed.

GREYSTONE DEPENDS LARGELY ON ITS INTELLECTUAL PROPERTY, FOR WHICH LEGAL PROTECTION MAY NOT BE AVAILABLE NOR SUFFICIENT.

     GreyStone relies on a combination of patent, trade secret, contract, copyright and trademark law to protect its products and technology. As of the date of this report, GreyStone had one patent issued, one registered copyright and two registered trademarks.

     While GreyStone generally enters into confidentiality and/or license agreements with its employees, customers and potential customers and limits access and distribution of its products, documentation and other proprietary information, there can be no assurance that these steps will be sufficient to prevent the theft or independent third party development of its technology.

IF TECHNOLOGY OR INTELLECTUAL PROPERTY OF GREYSTONE INFRINGES ON THE INTELLECTUAL PROPERTY OF OTHERS, GREYSTONE MAY INCUR LIABILITIES AND EXPENSE AND MAY BE REQUIRED TO STOP USING THE INFRINGING TECHNOLOGY.

     While GreyStone believes that its technology does not infringe upon the intellectual property rights of other parties, there can be no assurance that third parties will not assert infringement claims against GreyStone. If any such claims are asserted and upheld, there could be a material adverse effect on GreyStone's business and results of operations.

     RISKS RELATING TO SECURITY MARKETS

THERE HAS BEEN LIMITED PUBLIC MARKET FOR GREYSTONE STOCK, AND THE STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

     GreyStone's common stock is quoted on the OTC-BB. Its total average daily trading volume during the 20 trading period preceding the date of this report was 12,975 shares with an average daily total quoted trading value of $58,120 (based on the daily high bid price). There can be no assurance that the trading volume or price for GreyStone common stock will increase in the near future.

THE MARKET PRICE OF GREYSTONE'S COMMON STOCK MAY BE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

     Some factors which may cause fluctuation include:

     - changes in the business, operations, financial results and prospects of GreyStone;

     - announcements of new products by competitors;

     - general trends in the commercial software entertainment market;

     - fluctuations in the stock market that are unrelated to the operating performance of particular companies;

     - more shares of GreyStone stock being available for sale after the registration of preferred stock conversion shares and shares underlying options and warrants;

     - general market and economic conditions; and

     - other factors, such as the exercise of warrants, options, or sale of new common or preferred shares.

BECAUSE 54% OF THE OUTSTANDING STOCK OF GREYSTONE IS BENEFICIALLY OWNED BY DIRECTORS AND OFFICERS AS A GROUP, OTHER INVESTORS WILL HAVE LITTLE INFLUENCE OVER MANAGEMENT DECISIONS.

     As of March 31, 2000, directors and executive officers of GreyStone, as a group, beneficially owned approximately 54% of the outstanding stock of GreyStone (including shares underlying exercisable options and warrants to purchase GreyStone stock). Richard A. Smith, GreyStone's founder owns directly and with his spouse, approximately 41% of the outstanding stock. As a result, the current directors and executive officers of GreyStone, if acting together, would be able to control most matters requiring the approval of the stockholders of GreyStone. The voting power of these stockholders can delay or prevent a change in control of GreyStone.

GREYSTONE'S BOARD OF DIRECTORS WILL HAVE BROAD DISCRETION IN ISSUING PREFERRED STOCK, WHICH MAY HAVE AN ADVERSE EFFECT ON THE RIGHTS OF THE HOLDERS OF COMMON STOCK.

     The board of directors of GreyStone is authorized to issue 3,000,000 shares of preferred stock without any vote or action by the stockholders of GreyStone. The board of directors have the authority to issue preferred stock in one or more series and to fix the rights, preferences, and restrictions thereof, including:

     - Dividend rights and rates,

     - Conversion rights,

     - Voting rights,

     - Terms of redemption,

     - Redemption prices,

     - Liquidation preferences, and

     - The number of shares constituting a series or the designation of such series.

     GreyStone believes the power to issue preferred stock provides desirable flexibility in connection with possible acquisitions or other corporate purposes. However, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of GreyStone without further actions by the stockholders. In addition, it may adversely affect the market price of the common stock and the voting rights of the holders of common stock.

ITEM 2. PROPERTIES

     GreyStone leases approximately 27,600 feet of office and research and development space at 4950 Murphy Canyon Road, San Diego, CA 92123. This property accommodates the requirements of lease expires on December 14, 2003. We believe that our current facilities will be adequate to meet our needs throughout the lease period.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our operations. As of the date of this report, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results. On May 22, 2000 GreyStone's wholly-owned subsidiary, GreyStone Technology, Inc., resolved an administrative complaint between the Commonwealth of Massachusetts and the subsidiary concerning a 1996 requirement for the subsidiary to make a notice filing relating to the private sale of stock by the subsidiary to investors who were Massachusetts residents. The subsidiary had not filed the notice as they believed they were eligible for a self-executing exemption. Under the consent order issued by the Commonwealth, the subsidiary agreed not to violate the state act and regulations, and to make a contribution of $5,000 to the Commonwealth of Massachusetts Investor Protection and Education Trust Fund.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company's Common Stock, $0.001 par value per share, has traded on The Nasdaq OTC Bulletin Board under the symbol "EXCC" from May 1988 until December 23, 1999, and under the symbol "GSTN" since December 23, 1999. The following table sets forth the range of high and low bid prices for the Common Stock as reported by the Nasdaq OTC Bulletin Board during each full quarterly period during the two most recent fiscal years. The data through December 23, 1999 gives retroactive effect to a 41.66667 to 1 (reverse) stock split.

                      FISCAL YEAR 1999                        HIGH BID    LOW BID
                      ----------------                        --------    -------
First Quarter to 6/30/98....................................  $16.927     $9.115
Second Quarter to 9/30/98...................................  $16.927     $5.417
Third Quarter to 12/31/98...................................  $18.229     $6.250
Fourth Quarter to 3/31/99...................................  $31.250     $7.813

                      FISCAL YEAR 2000                        HIGH BID    LOW BID
                      ----------------                        --------    -------
First Quarter to 6/30/99....................................  $20.833     $7.917
Second Quarter to 9/30/99...................................  $20.833     $7.917
Third Quarter to 12/31/99...................................  $41.667     $9.115
Fourth Quarter to 3/31/00...................................  $13.250     $4.875

     The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     (b) As of June 8, 2000 there were 16,278,179 shares of common stock outstanding held by approximately 379 holders of record.

     (c) No cash dividends have been paid on the Company's Common Stock during the Company's two most recent fiscal years, and the Company does not intend to pay cash dividends on its Common Stock in the immediate future.

     On May 22, 2000 GreyStone completed the sale of $5,000,000 in convertible preferred stock to a group of 13 accredited investors. The sale was made in reliance upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended or Section 4(2) of the Act, which permits a sale of securities by an issuer for fewer than 35 accredited or knowledgeable investors. The company issued 5,000 shares of Series A Preferred Stock, convertible into common stock at a rate of the lower of (1) 250 shares of common stock per share of preferred stock (equivalent to an investment of $4.00 per share of common stock issued) or (2) 80% of the volume weighted average price for the previous 250,000 shares traded prior to submission by the preferred shareholder of a conversion notice to the company. The preferred stock carries a dividend of 8% per year, payable at the election of the company in common stock or cash. The Series A investors also received 5-year warrants to purchase 1,250,000 shares of common stock at an exercise price of $5.38 per share, and registration rights on the conversion shares and the shares issuable upon the exercise of the warrants. After payment of a 10% commission for introducing the investors to the company, and legal fees totaling approximately $50,000, the company received net proceeds of $4,450,000 which it intends to use for general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data as of March 31, 2000, 1999, 1998, 1997 and 1996 and for each of the years in the five year period ended March 31, 2000 have been derived from the Company's audited financial statements. The selected data set forth below is qualified in its entirety by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes thereto included elsewhere in this report.

                                                     YEARS ENDED MARCH 31,
                              -------------------------------------------------------------------
                                 2000          1999          1998          1997          1996
                              -----------   -----------   -----------   -----------   -----------
STATEMENT OF OPERATIONS
  DATA:
Revenues....................  $ 1,908,182   $ 2,105,517   $ 2,112,566   $ 2,336,371   $ 2,065,260
                              -----------   -----------   -----------   -----------   -----------
Expenses:
  Cost of revenues..........    1,206,647     1,274,177     1,181,728     1,621,166     1,404,976
  Marketing and sales.......      781,203       853,190       662,503       720,213       663,373
  Research and
     development............    1,009,923     1,093,145     1,254,297     1,978,505     3,146,960
  General and
     administrative.........    3,482,042     2,044,392     3,420,898     2,087,877     3,040,119
                              -----------   -----------   -----------   -----------   -----------
          Total expenses....    6,479,815     5,264,904     6,519,426     6,407,761     8,255,428
                              -----------   -----------   -----------   -----------   -----------
Loss from operations........   (4,571,633)   (3,159,387)   (4,406,860)   (4,071,390)   (6,190,168)
Net interest expense
  (income)..................      (84,407)       99,944       201,941       615,240       507,518
                              -----------   -----------   -----------   -----------   -----------
Net loss....................  $(4,487,226)  $(3,259,331)  $(4,608,801)  $(4,686,630)  $(6,697,686)
                              ===========   ===========   ===========   ===========   ===========
Basic net loss per share....  $      (.29)  $     (0.23)  $     (0.34)  $     (0.41)  $     (0.63)
Basic weighted average
  number of shares
  outstanding...............   15,398,789    14,131,416    13,435,377    11,408,158    10,617,417

                                                         AS OF MARCH 31,
                                -----------------------------------------------------------------
                                   2000         1999         1998          1997          1996
                                ----------   ----------   -----------   -----------   -----------
BALANCE SHEET DATA:
Cash and cash equivalents.....  $  167,299   $  795,480   $     5,083   $    14,224   $     6,276
Working capital
  (deficiency)................    (395,577)    (805,406)   (1,826,674)   (7,151,324)   (7,151,834)
Total assets..................   1,647,482    1,276,922       915,156     1,336,505     1,791,115
Long-term debt, net of current
  portion.....................         -0-          -0-           -0-           -0-     1,207,965
Total stockholders' equity
  (deficiency)................     657,390     (524,441)   (1,314,457)   (6,199,575)   (7,109,133)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following contains forward-looking statements that involve risks and uncertainties. GreyStone's actual results in future periods could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1 "Business" and "Factors which may effect future performance", as well as those discussed elsewhere and any document incorporated herein by reference. Also see GreyStone's financial statements included herein.

OVERVIEW

     In December 1999, GreyStone Technology, Inc., a privately held company merged with Express Capital Concepts, Inc., a company which had no previous operations and was traded on the Over-the-Counter Bulletin Board. GreyStone Technology, Inc.'s operations continue today as a wholly-owned subsidiary of GreyStone Digital Technology, Inc., (formerly Express Capital Concepts, Inc.) All references to "GreyStone's" operations in this report are those of the wholly-owned subsidiary, under which all of GreyStone Digital Technology, Inc.'s operations are currently conducted.

     GreyStone designs, develops and markets real-time, interactive, and networked three dimensional software. It develops and delivers its 3-D software principally for defense (i.e., training and simulation) and entertainment applications. GreyStone applies its skills and experience in using real-time distributed and networked interactivity, 3-D graphics, artificial intelligence and physics-based behavioral modeling to create software which enables participants to interact realistically in a simulated environment. The same skills can be applied to create interactive products for education, "edutainment", medicine and transportation.

     GreyStone's operations are divided into three business units utilizing similar technology -- the Government Strategic Business Unit ("SBU"), the Commercial SBU, and the newly created Info-Space Business Unit. Since GreyStone commenced business in 1989 and until the fiscal year ending March 31, 1993 it earned all of its revenues from work performed on government contracts. During the fiscal year ending March 31, 1994, GreyStone's commercial SBU began to apply its technical expertise and knowledge to the development of products and services suited to commercial application and uses in order for GreyStone to achieve greater size and growth. GreyStone has suffered losses every year since 1993. As of March 31, 2000, GreyStone had an accumulated deficit of $37,664,511. GreyStone's losses have resulted principally from costs incurred in developing products and from general and administrative expenses associated with operations. Additional losses may be incurred as GreyStone develops its products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

     Revenues for the year ended March 31, 2000 were $1,908,182, as compared to $2,105,517 for the year ended March 31, 1999. During both of these periods, the Government SBU generated essentially all revenues, with $1,850,883 of revenue in the current year and $2,090,902 in the previous year, while Commercial SBU revenue was $57,299 in the current year and $14,615 in the previous year. The sales decline in the Government SBU between years was the result of a delay in funding of government contracts. As a result, the company redirected a portion of its engineering staff to product development efforts in support of RAGE(TM) version 2.x product release. Commercial SBU revenues in the current year were the result of work done by GreyStone on a special project for Legoland Windsor Park Ltd. Although revenues are expected from the sale of commercial entertainment products, GreyStone expects to incur additional losses as it continues to develop and market its entertainment products.

     Cost of revenues declined 5% to $1,206,647 for the current year compared to $1,274,177 for the previous year. As a percentage of revenues, costs of revenues were 63% in the current year compared to 61% in the previous year. Cost of revenues increased in the current year due to an increase in material/subcontract costs for computers and software tools in support of contractual work. Additionally, travel costs were higher as a result of GreyStone's support of overseas military experiments.

     The components that make up the cost of revenues include burdened labor, direct travel, other direct costs, direct material, subcontracts and applicable SBU burden. These cost components can vary in amount from period to period and are highly dependent on such factors as the nature of the work performed, location and duration of the work (company vs. contractor site), who performed the work (company personnel vs. subcontractors) and who provided any required equipment (company vs. customer).

     Marketing and sales expenses were $781,203 or 41% of revenues in the current year compared to $853,190 or 41% of revenues for the previous year. Although there is a net decline of $71,987 in the current year, Government SBU marketing and sales expenses actually increased by $69,787, while Commercial SBU marketing and sales expenses decreased by $141,744. Marketing and sales expenses result from bid and proposal activity as well as attendance at trade shows, company product demonstrations and in-house marketing related activities. These types of expenses vary from period to period and are highly dependent upon the extent and manner in which the company focuses its efforts regarding potential future opportunities during the reporting period.

     Research and development expenses declined to $1,009,923 for the current year compared to $1,093,145 for the previous year. Although there was a net decline of $83,222 in company research and development expenses, Government SBU research and development expenses increased by $335,410 as a result of development efforts on RAGE(TM) version 2.x. A decline of research and development expenses in the Commercial SBU of $418,632 reflects the completion of the development of the XS-G(TM) game.

     General and administrative expenses increased to $3,482,042 compared to $2,044,392 for the previous year, resulting in an increase of $1,437,650. General and administrative increases were the result of legal, accounting and other related costs associated with the completion of the business combination with Express Capital Concepts, Inc. in December 1999 and becoming a publicly trading and reporting company. Additionally, there was an increase in general and administrative expenses of approximately $191,000 in the current year that was associated with the granting of warrants and stock options.

     Interest expense was $10,260 for the current year compared to $99,944 for the previous period, a decline of $89,684 and reflects the paying down and/or conversion of certain company indebtedness to equity.

     The net loss of $4,487,226 increased by $1,227,895 or 38% from the $3,259,331 net loss reported in the previous year. In summary, during the current year, revenues were down by $197,335 or 9%, while total expenses, including interest, increased by $1,125,227 or 21%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 1999 AND 1998.

     Revenues for the year ended March 31, 1999 were $2,105,517 as compared to $2,112,566 for the year ended March 31, 1998. During both these time periods, essentially all revenues were generated by the Government SBU, except for $14,615 of commercial SBU revenue generated in the current period. This commercial revenue was the result of work performed by GreyStone for Intel, in support of the open architecture adaptation of the XS-G game. Although the SBU realized little growth during these periods, in October 1998 and March 1999, GreyStone was awarded significant contracts for follow-on and new business tasks. These contracts allow GreyStone to report directly to its end government customers instead of its previous role as a subcontractor reporting to an intermediate prime contractor. It was during both these reporting periods that GreyStone was developing and market testing its latest entertainment product, XS-G(TM). GreyStone expects to incur substantial additional losses in the current fiscal year as it continues to market and develop its entertainment products.

     Accounts receivable on March 31, 1999 was $200,477, a decrease of $197,379 from the $397,856 reported at March 31, 1998. During the first calendar quarter in 1998, GreyStone was awarded a new contract by the U.S. Navy. The initial payments for the newly awarded contract were delayed due to program start up difficulties on the part of the U.S. Navy, thereby causing an increase in the accounts receivable balance at March 31, 1998. For the year ended March 31, 1999, the program start up difficulties had been resolved and the accounts receivable balances had improved significantly. GreyStone did not change any payment terms nor collection policies during either of the reporting periods.

     Costs of revenues increased approximately 8% to $1,274,177 for the year ended March 31, 1999, compared to the $1,181,728 for the previous year. During the previous reporting period, GreyStone had generated sales from its RAGE(TM) software product for which there were no costs of revenues, since the development of RAGE had been previously expensed as incurred in prior periods. The components of costs that make up the cost of revenues may include burdened labor, direct travel, other direct costs, direct material, subcontracts and applicable SBU burden. These cost components can vary in amount and type from period to period and are highly dependent on such factors as the nature of the work performed, location and duration of the work performed, (company versus customer site), personnel performing the work (company personnel versus subcontractors) and who will provide any required equipment to perform the work (company furnished versus government furnished equipment).

     Marketing and sales expenses were $853,190 or 41% of revenues for the year ended March 31, 1999 compared to $662,503 or 31% of revenues for 1998. The increase in the Government SBU reflects the expenses associated with seeking additional contract awards. In general, marketing and sales expenses resulted from bid and proposal activity as well as attendance at trade shows, company product demonstrations and in-house marketing related activities. These types of expenses vary from period to period and are highly dependent upon the extent and manner in which the company focuses its efforts regarding potential future opportunities during the reporting period.

     Research and development expenses declined by 13% to $1,093,145 for the year ended March 31, 1999, as compared to $1,254,297 for 1998. The decline of research and development expenses was in the Commercial SBU and reflects the completion of development of the XS-G game and shift to field testing and software fine-tuning.

     General and administrative expenses declined to $2,044,392 for the year ended March 31, 1999, compared to $3,420,898, a reduction of $1,376,506 or 40%. General and administrative reductions were achieved through a reduced number of employees and lower depreciation costs. During 1999, the company incurred a $408,866 non-cash compensation expense that was associated with the granting of options and warrants. During the previous reporting period, a $548,940 compensation expense associated with the granting of options and warrants was recognized as well as an $804,000 debt conversion expense.

     Interest expense was $99,944 for the year ended March 31, 1999, compared to $201,941 for 1998, a decline of $101,997 or 51% and reflects the paying down and/or conversion of certain company indebtedness to equity during 1999 and 1998.

     The net loss of $3,259,331 in 1999 decreased by $1,349,470 or 29% from the $4,608,801 net loss reported in 1998. During the current period, revenues were essentially flat, while total expenses decreased by $1,254,522 or 19% and interest expense declined by $101,997 or 51%.

LIQUIDITY AND CAPITAL RESOURCES

     GreyStone has incurred losses in each fiscal year since 1993, and as of March 31, 2000, GreyStone had an accumulated deficit of $37,664,511. To finance its business plan and historic negative cash flow, GreyStone has continually needed to obtain debt and equity financing on a private basis and to satisfy creditors with stock rather than by payment in cash to enable it to develop its commercial entertainment products. These losses have been primarily due to lack of any significant entertainment revenues, substantial research and development programs expenses, and other costs incurred through the development and introduction of GreyStone's entertainment products. Almost all of GreyStone's sales have been in the government business area, which provides low profit margins from which GreyStone has not been able to recover the costs of its research and development programs. Although revenues are expected from the sale of entertainment products, GreyStone may incur additional losses as it continues to market and develop its entertainment products. No assurance can be given that GreyStone will ever derive material revenues from entertainment products or that sale of such products will ever be profitable.

     GreyStone's cash position was $795,480 on March 31, 1999 and declined to $167,299 on March 31, 2000. GreyStone has operating loss carry-forwards at March 31, 2000 of approximately $33,120,000 which are available to reduce future federal income taxes and operating loss carry-forwards of approximately $9,890,000 available to reduce future state taxable income tax. However, the net deferred tax assets arising from net operating loss carry-forwards will only benefit shareholders when, and if, GreyStone returns to profitable operations. At March 31, 2000 GreyStone had a working capital deficiency of $395,577. On May 22, 2000 GreyStone completed the sale of $5,000,000 in convertible preferred stock to a group of private investors. After payment of commissions and legal fees, the company received net proceeds of $4,450,000 which will be used for general corporate purposes.

     GreyStone believes it has adequate facility capacity in place to perform the government programs. Hardware and software purchase requirements for the government programs are not expected to be material. Although GreyStone believes that its government operation may be profitable over the next 12 months, there is no assurance that GreyStone will become profitable in the near future. GreyStone has yet to generate any significant revenue from its entertainment products and there can be so assurance it will be able to generate any significant entertainment revenue in the future.

     Since GreyStone was founded, management has focused on the goal of developing and making available software products using common technology for both the government and commercial markets. Since 1993, GreyStone has consistently generated revenues from its government business. However, since embarking on the development of its entertainment products GreyStone has generated substantial net losses and negative cash flows from it's operating activities. GreyStone has not capitalized its development costs, but rather has expensed them. GreyStone has had a continued need to obtain debt and equity financing on a private basis to enable it to develop its products. In the fiscal year that ended March 31, 2000 GreyStone raised approximately $3,250,000 from the sale of stock in private placements and approximately $1,704,000 from the exercise of stock options and warrants. GreyStone obtained approximately $2,425,000 and $3,153,000 in the fiscal years ended March 31, 1999 and 1998, respectively, from sales of common stock, and issued common stock upon the conversion of approximately $920,000 and $4,900,000 of debt in such fiscal years. The proceeds of the sales of stock were used primarily to fund cash used in operating activities of approximately $4,085,000, $2,446,000, and $3,221,000 in the fiscal years ended March 31, 2000, 1999, and 1998, respectively. Management anticipates that in the future it will need to continue to obtain debt or equity financing and, if GreyStone is unable to generate significant sales of its commercial entertainment products, then GreyStone faces the risk of not having enough money or other resources to continue to operate its current business plan and will need to raise additional money. If additional money is needed and is not available, then GreyStone could be forced to cease development of commercial entertainment products entirely and focus its resources on expanding its government business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will be set forth in the section headed "Proposal 1 -- Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders of the Company (the "Proxy Statement") which is expected to be filed not later than 120 days after the end of the Company's fiscal year ended March 31, 2000, and is incorporated in this report by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is set forth in the section headed "Executive Compensation" in the Company's definitive Proxy Statement and is incorporated in this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth in the section headed "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement and is incorporated in this report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth in the sections headed "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement and is incorporated in this report by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     FINANCIAL STATEMENTS:

     Report of Independent Accountants

     Consolidated Balance Sheets as of March 31, 2000 and 1999

     Consolidated Statements of Operations the Years Ended March 31, 2000, 1999 and 1998

     Consolidated Statements of Stockholders' Equity (Deficiency) for the Years Ended March 31, 2000, 1999 and 1998

     Consolidated Statements of Cash Flows for the Years Ended March 31, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements

(b) REPORTS ON FORM 8-K

     The Company filed two Current Reports on Form 8-K during the quarter ended March 31, 2000:

          1. On January 18, 2000 the Company filed a Current Report addressing
     Item 1 (Changes in Control of Registrant) relating to the completion of the reverse merger between GreyStone and Express Capital Concepts, Inc., Item 2 (Acquisition or Disposition of Assets) also concerning the merger, Item 5 (Other Events) attaching as an exhibit a copy of the Company's press release announcing the completion of the merger and the engagement of a business and strategic advisor for the evaluation of potential acquisition candidates, and Item 7 (Financial Statements and Exhibits) incorporating by reference the audited financial statements of GreyStone for the year ended March 31, 1999, incorporating by reference the unaudited financial statements of GreyStone for the three months ended June 30, 1999, and attaching as an exhibit the unaudited financial statements for the six months ended September 30, 1999.

          2. On February 8, 2000 the Company filed a Current Report addressing
     Item 4 (Changes in Registrant's Certifying Accountant) confirming that GreyStone had appointed its independent accountants for the prior four years as independent accountants for the post-merger company, as successors accountants after the merger, and Item 5 (Other Events) attaching as exhibits copies of the Company's press releases announcing the appointment of two new outside Directors, and the signing of a letter of intent to acquire a publicly-held company.

(c) EXHIBITS:

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 3.1*    Amended and Restated Certificate of Incorporation of the
         Company which was filed as Exhibit 3.1 to the Company's
         Registration Statement on Form S-4 (No. 333-65963) is
         incorporated herein by reference.
 3.2*    By-laws of the Company which was filed as Exhibit 3.2 to the
         Company's Registration Statement on Form S-4 (No. 333-65963)
         is incorporated herein by reference.
 4*      Specimen Common Stock Certificate which was filed as Exhibit
         4.3 to the Company's Registration Statement on Form S-4 (No.
         333-65963)is incorporated herein by reference.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10*      Agreement and Plan of Merger and Reorganization by and among
         Express Capital Concepts, Inc., Express Capital Acquisition
         Corp., GreyStone Technology, Incorporated and Mr. Earnest
         Mathis, Jr., dated as of August 11, 1997, and the first and second amendments thereto which were filed as Exhibits 2.1,
         2.2 and 2.3 respectively to the Company's Registration
         Statement on Form S-4 (No. 333-65963), is incorporated
         herein by this reference.
21       Subsidiaries of Registrant as of March 31, 2000
27       Financial Data Schedule

---------------
* Previously filed as indicated and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GREYSTONE DIGITAL TECHNOLOGY, INC.

                                          By:     /s/ RICHARD A. SMITH
                                            ------------------------------------
                                                      Richard A. Smith
                                             President, Chief Executive Officer
                                                         and Chairman

June 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                  /s/ RICHARD A. SMITH                      President, Chief Executive    June 28, 2000
--------------------------------------------------------       Officer and Chairman
                    Richard A. Smith                      (Principal Executive Officer)

                  /s/ MARSHALL GELLER                        Chief Financial Officer      June 28, 2000
--------------------------------------------------------     (Principal Financial and
                    Marshall Geller                            Accounting Officer)

                  /s/ THOMAS D. ALDERN                               Director             June 28, 2000
--------------------------------------------------------
                    Thomas D. Aldern

                  /s/ JON M. REYNOLDS                                Director             June 28, 2000
--------------------------------------------------------
                    Jon M. Reynolds

                 /s/ JAMES W. JOHNSTON                               Director             June 28, 2000
--------------------------------------------------------
                   James W. Johnston

                   /s/ ALAN D. STONE                                 Director             June 28, 2000
--------------------------------------------------------
                     Alan D. Stone

               /s/ DR. MALCOLM R. CURRIE                             Director             June 28, 2000
--------------------------------------------------------
                 Dr. Malcolm R. Currie

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                                     INDEX

                                                               PAGE
                                                              ------
Report of Independent Public Accountants....................     F-2
Consolidated Balance Sheets
  March 31, 2000 and 1999...................................     F-3
Consolidated Statements of Operations
  Years Ended March 31, 2000, 1999 and 1998.................     F-4
Consolidated Statements of Stockholders' Equity (Deficiency)
  Years Ended March 31, 2000, 1999 and 1998.................   F-5/7
Consolidated Statements of Cash Flows
  Years Ended March 31, 2000, 1999 and 1998.................     F-8
Notes to Consolidated Financial Statements..................  F-9/20

                                     * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
  GreyStone Digital Technology, Inc.

     We have audited the accompanying consolidated balance sheets of GREYSTONE DIGITAL TECHNOLOGY, INC. (Formerly GreyStone Technology, Incorporated) AND SUBSIDIARY as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GreyStone Digital Technology, Inc. and Subsidiary as of March 31, 2000 and 1999, and their consolidated results of operations and cash flows for each of the three years in the period ended March 31, 2000, in conformity with generally accepted accounting principles.

/s/ J.H. COHN LLP
San Diego, California
May 11, 2000, except as to Note 16
  for which the date is June 9, 2000

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 2000 AND 1999

                                     ASSETS

                                                                  2000            1999
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................  $    167,299    $    795,480
  Accounts receivable, net of allowance for doubtful
     accounts of $40,000 for March 31, 2000 and 1999........       372,981         200,477
  Other current assets......................................        54,235
                                                              ------------    ------------
          Total current assets..............................       594,515         995,957
Notes receivable, including accrued interest of $16,077.....       616,077
Related party notes receivable, including accrued interest
  of $21,137................................................        71,137
Equipment, furniture and leasehold improvements, net of
  accumulated depreciation and amortization of $2,302,999
  and $2,112,335............................................       278,075         176,827
Other assets................................................        87,678         104,138
                                                              ------------    ------------
          Totals............................................  $  1,647,482    $  1,276,922
                                                              ============    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable and accrued expenses.....................  $    970,092    $  1,130,553
  Short-term notes payable..................................                       402,000
  Loans payable to officers.................................                       140,810
  Notes payable to principal stockholder....................        20,000         128,000
                                                              ------------    ------------
          Total liabilities.................................       990,092       1,801,363
                                                              ------------    ------------
Commitments and contingencies
Stockholders' equity (deficiency):
  Preferred stock, $.001 par value; 3,000,000 shares
     authorized; none issued or outstanding
  Common stock, $.001 par value; 30,000,000 shares
     authorized; 16,278,179 and 14,621,937 shares issued and
     outstanding............................................        16,278      30,596,760
  Additional paid-in capital................................    39,816,415       2,383,584
  Subscriptions receivable from equity transactions.........    (1,510,792)       (327,500)
  Accumulated deficit.......................................   (37,664,511)    (33,177,285)
                                                              ------------    ------------
          Total stockholders' equity (deficiency)...........       657,390        (524,441)
                                                              ------------    ------------
          Totals............................................  $  1,647,482    $  1,276,922
                                                              ============    ============

                See Notes to Consolidated Financial Statements.

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                         2000           1999           1998
                                                      -----------    -----------    -----------
Revenues............................................  $ 1,908,182    $ 2,105,517    $ 2,112,566
                                                      -----------    -----------    -----------
Expenses:
  Cost of revenues..................................    1,206,647      1,274,177      1,181,728
  Marketing and sales...............................      781,203        853,190        662,503
  Research and development..........................    1,009,923      1,093,145      1,254,297
  General and administrative........................    3,482,042      2,044,392      3,420,898
                                                      -----------    -----------    -----------
          Totals....................................    6,479,815      5,264,904      6,519,426
                                                      -----------    -----------    -----------
Loss from operations................................   (4,571,633)    (3,159,387)    (4,406,860)
                                                      -----------    -----------    -----------
Other income (expense):
  Interest income, including $35,900 from related
     parties........................................       94,667
  Interest expense, including $2,800, $8,500 and
     $40,500 on loans from principal stockholder....      (10,260)       (99,944)      (201,941)
                                                      -----------    -----------    -----------
          Totals....................................       84,407        (99,944)      (201,941)
                                                      -----------    -----------    -----------
Net loss............................................  $(4,487,226)   $(3,259,331)   $(4,608,801)
                                                      ===========    ===========    ===========
Basic net loss per share............................  $      (.29)   $      (.23)   $      (.34)
                                                      ===========    ===========    ===========
Basic weighted average number of shares
  outstanding.......................................   15,398,789     14,131,416     13,435,377
                                                      ===========    ===========    ===========

                See Notes to Consolidated Financial Statements.

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                   YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                                          SUBSCRIPTIONS
                                        COMMON STOCK         ADDITIONAL    RECEIVABLE
                                  ------------------------    PAID-IN      FROM EQUITY    ACCUMULATED
                                    SHARES       AMOUNT       CAPITAL     TRANSACTIONS      DEFICIT         TOTAL
                                  ----------   -----------   ----------   -------------   ------------   -----------
Balance, April 1, 1997..........  12,241,404   $18,092,078   $1,345,000     $(327,500)    $(25,309,153)  $(6,199,575)
Common stock sold for cash, net
  of selling expenses of
  $588,355......................     734,197     3,153,031                                                 3,153,031
Common stock issued upon
  conversion of convertible
  notes payable.................     712,556     4,010,500                                                 4,010,500
Common stock issued to reduce
  balance of notes payable to
  principal stockholder.........     198,088       891,396                                                   891,396
Common stock issued to pay for
  accrued interest..............     147,359       731,287                                                   731,287
Common stock issued to pay for
  services......................      35,279       158,765                                                   158,765
Warrants issued to purchase
  common stock..................                                 84,140                                       84,140
Grant of compensatory stock
  options to purchase common
  stock.........................                                448,000                                      448,000
Stock options to purchase common
  stock granted to
  non-employees.................                                 16,800                                       16,800
Net loss........................                                                            (4,608,801)   (4,608,801)
                                  ----------   -----------   ----------     ---------     ------------   -----------
Balance, March 31, 1998.........  14,068,883   $27,037,057   $1,893,940     $(327,500)    $(29,917,954)  $(1,314,457)
                                  ==========   ===========   ==========     =========     ============   ===========

                See Notes to Consolidated Financial Statements.

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                   YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                                               SUBSCRIPTIONS
                                             COMMON STOCK         ADDITIONAL    RECEIVABLE
                                       ------------------------    PAID-IN      FROM EQUITY    ACCUMULATED
                                         SHARES       AMOUNT       CAPITAL     TRANSACTIONS      DEFICIT         TOTAL
                                       ----------   -----------   ----------   -------------   ------------   -----------
Balance, April 1, 1998...............  14,068,883   $27,037,057   $1,893,940     $(327,500)    $(29,917,954)  $(1,314,457)
Common stock sold for cash...........     400,288     2,424,610                                                 2,424,610
Common stock issued upon exercise of
  stock options......................       3,000        11,400                                                    11,400
Common stock issued upon conversion
  of convertible notes payable.......       6,667        30,000                                                    30,000
Common stock issued to pay short-term
  notes payable......................     116,042       920,000                                                   920,000
Common stock issued to reduce balance
  of notes payable to principal
  stockholder........................       5,557        25,000                                                    25,000
Common stock issued to pay for
  accrued interest...................       4,625        23,693                                                    23,693
Common stock issued to pay for
  services...........................      16,875       125,000                                                   125,000
Warrants issued to purchase common
  stock..............................                                392,066                                      392,066
Stock options to purchase common
  stock granted to non-employees.....                                 16,800                                       16,800
Effect of principal stockholder's
  debt forgiveness...................                                 80,778                                       80,778
Net loss.............................                                                            (3,259,331)   (3,259,331)
                                       ----------   -----------   ----------     ---------     ------------   -----------
Balance, March 31, 1999..............  14,621,937   $30,596,760   $2,383,584     $(327,500)    $(33,177,285)  $  (524,441)
                                       ==========   ===========   ==========     =========     ============   ===========

                See Notes to Consolidated Financial Statements.

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (CONCLUDED)
                   YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                                          SUBSCRIPTIONS
                                      COMMON STOCK          ADDITIONAL     RECEIVABLE
                                -------------------------     PAID-IN      FROM EQUITY    ACCUMULATED
                                  SHARES        AMOUNT        CAPITAL     TRANSACTIONS      DEFICIT         TOTAL
                                ----------   ------------   -----------   -------------   ------------   -----------
Balance, April 1, 1999........  14,621,937   $ 30,596,760   $ 2,383,584    $  (327,500)   $(33,177,285)  $  (524,441)
Common stock sold for cash net
  of selling expenses of
  $201,207....................     575,283      3,250,470                                                  3,250,470
Common stock issued upon
  conversion of notes payable
  to principal stockholder....      11,111         50,000                                                     50,000
Common stock issued to pay for
  accrued interest............       4,296         19,332                                                     19,332
Warrants issued to purchase
  common stock................                                  549,400                                      549,400
Stock options to purchase
  common stock granted to non-
  employee....................                                   50,400                                       50,400
Common stock issued upon
  exercise of warrants........     335,905      1,694,452                                                  1,694,452
Common stock cancelled upon
  exercise of recission
  offer.......................      (1,000)        (4,500)                                                    (4,500)
Common stock issued upon
  exercise of warrants in
  exchange for stock
  subscriptions receivable....     248,147      1,232,792                   (1,232,792)
Collection of subscription
  receivable..................                                                  49,500                        49,500
Common stock issued upon
  completion of merger
  agreement...................     480,000            480           179                                          659
Change in par value of common
  stock to $.001 per share....                (36,823,510)   36,823,510
Common stock issued upon
  exercise of options.........       2,500              2         9,342                                        9,344
Net loss......................                                                              (4,487,226)   (4,487,226)
                                ----------   ------------   -----------    -----------    ------------   -----------
Balance, March 31, 2000.......  16,278,179   $     16,278   $39,816,415    $(1,510,792)   $(37,664,511)  $   657,390
                                ==========   ============   ===========    ===========    ============   ===========

                See Notes to Consolidated Financial Statements.

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                                 2000           1999           1998
                                                              -----------    -----------    -----------
Operating activities:
  Net loss..................................................  $(4,487,226)   $(3,259,331)   $(4,608,801)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization.............................      190,665        220,498        529,911
  Provision for (recovery of) bad debts.....................                     (45,000)        64,000
Compensation expense recorded upon issuance of warrants and
  compensatory stock options................................      599,800        408,866        548,940
  Debt conversion expense...................................                                    804,000
  Other.....................................................                                      8,576
  Changes in operating assets and liabilities:
        Accounts receivable.................................     (172,504)       242,379       (291,324)
        Other assets........................................      (74,330)        16,526         16,529
        Accounts payable and accrued expenses...............     (141,129)       (30,060)      (292,947)
                                                              -----------    -----------    -----------
          Net cash used in operating activities.............   (4,084,724)    (2,446,122)    (3,221,116)
                                                              -----------    -----------    -----------
Investing activities:
  Purchases of equipment and furniture......................     (291,913)        (5,772)      (115,484)
  Issuance of notes receivable..............................     (650,000)
                                                              -----------    -----------    -----------
          Net cash used in investing activities.............     (941,913)        (5,772)      (115,484)
                                                              -----------    -----------    -----------
Financing activities:
  Repayment of line of credit borrowings....................                                   (200,000)
  Proceeds from issuance of short-term notes payable........                     987,000        670,000
  Proceeds from (payments of) loans payable to officers.....     (140,810)       140,810
  Repayments of convertible notes payable...................                                   (107,500)
  Repayments of short-term notes payable....................     (402,000)      (335,000)
  Proceeds from (payments of) loans from principal
    stockholder.............................................      (58,000)        13,471       (313,469)
  Payments of capital lease obligations.....................                                    (74,603)
  Sales of common stock.....................................    3,250,470      2,424,610      3,153,031
  Proceeds from exercise of stock options and warrants for
    common stock............................................    1,703,796         11,400
  Proceeds from collection of subscription receivable.......       49,500
  Common stock cancelled upon exercise of rescission
    offer...................................................       (4,500)
                                                              -----------    -----------    -----------
          Net cash provided by financing activities.........    4,398,456      3,242,291      3,127,459
                                                              -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents........     (628,181)       790,397       (209,141)
Cash and cash equivalents, beginning of year................      795,480          5,083        214,224
                                                              -----------    -----------    -----------
Cash and cash equivalents, end of year......................  $   167,299    $   795,480    $     5,083
                                                              ===========    ===========    ===========
Supplemental disclosure of cash flow data:
  Interest paid.............................................  $    83,261    $    76,314    $    85,805
                                                              ===========    ===========    ===========
Supplemental disclosure of noncash investing and financing
  activities:
  Common stock issued upon conversion of convertible notes
    payable, net of debt conversion expense of $804,000 in
    1998....................................................  $    50,000    $    30,000    $ 3,206,500
                                                              ===========    ===========    ===========
  Common stock issued to pay for short-term notes payable...                 $   920,000
                                                                             ===========
  Common stock issued for subscriptions receivable..........  $ 1,232,792
                                                              ===========
  Common stock issued as settlement for:
  Notes payable to principal stockholder....................                 $    25,000    $   891,396
                                                                             ===========    ===========
  Accrued interest..........................................  $    19,332    $    23,693    $   731,287
                                                              ===========    ===========    ===========
  Services..................................................                 $   125,000    $   158,765
                                                                             ===========    ===========
  Additional paid-in capital contributed as a result of debt
    forgiveness by principal stockholder....................                 $    80,778
                                                                             ===========
  Change in par value of common stock.......................  $36,823,510
                                                              ===========

                See Notes to Consolidated Financial Statements.

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Merger and principles of consolidation:

     On December 27, 1999 a merger between Express Capital Concepts, Inc. and GreyStone Technology, Incorporated was completed, whereupon Express Capital Concepts was renamed GreyStone Digital Technology, Inc., underwent a 1-for-41.66667 reverse stock split (which reduced its issued and outstanding common stock to 480,000 shares), changed the par value of the stock from $.0001 to $.001 per share, and reduced the total authorized common stock from 50,000,000 shares to 30,000,000 shares. Simultaneously, 15,211,627 shares of common stock were issued to GreyStone Technology, Inc. common stockholders. The transaction has been accounted for as a reverse acquisition, wherein GreyStone Technology, Incorporated, the operating company, is treated as the acquirer for reporting purposes. The balance sheets, statements of operations, stockholders' equity (deficiency) and cash flows are consolidated between GreyStone Digital Technology, Inc, and GreyStone Technology, Inc. (the "Company") as of March 31, 2000. All significant intercompany accounts and transactions are eliminated in consolidation.

  Description of operations:

     The Company is organized into two principal operating groups which operate as separate business segments. The Company designs, develops and markets real-time, interactive, and networked three dimensional, digital media content ("digital media"). The Company develops and delivers its 3-D digital media content principally for entertainment and defense (i.e., training and simulation) applications.

     The Company's Government Business Unit began operations in 1989 and works primarily as a contractor for U.S. defense customers. The Government Business Unit's engineers perform systems software engineering, specializing in the application of advanced software techniques for developing "smarter" systems that learn, reason and achieve some level of intelligence (i.e., artificial intelligence). Substantially all of the Company's revenue from its inception through March 31, 2000 have been derived from government contracts.

     The Company's Commercial Business Unit was established in 1993 to develop products to be sold primarily for entertainment centers and home entertainment. The Commercial Business Unit's engineers perform systems software engineering, specializing in the custom development and application of entertainment software for the coin-operated market. No significant revenue has been derived from the Commercial Business Unit through March 31, 2000.

  Cash and cash equivalents:

     The Company considers all highly-liquid investments with maturities of three months or less when acquired to be cash equivalents.

  Equipment, furniture, and leasehold improvements:

     Equipment, furniture, and leasehold improvements are stated at cost and are depreciated over their estimated useful lives of three to five years using the straight-line method.

  Impairment of long-lived assets:

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as property and equipment and intangible assets, are recognized when events or changes in circumstances indicate that the undiscounted

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

  Revenue recognition:

     The revenues derived by the Government Business Unit are earned under a variety of cost reimbursement and fixed-price contracts with the U.S. Government, subcontracts with prime contractors and commercial contracts. Contract revenues on fixed price long-term contracts are recorded using the percentage of completion method, primarily based on contract costs incurred to date, compared with total estimated completion costs. Provisions for estimated losses on contracts are recorded as such losses become known. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term. Contract revenues on cost reimbursement type contracts are recognized as the related costs are incurred. Revenues on time and material contracts are recognized as earned.

     The Commercial Business Unit recognizes revenues when products are shipped.

  Cost of revenues:

     Cost of revenues consist of direct labor, fringe benefits, direct costs and overhead. Overhead is allocated based on the amount of direct labor and fringe benefits incurred on revenue projects.

  Advertising:

     The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were not material in 2000, 1999 and 1998.

  Research and development:

     Since the technological feasibility of software products has not been established, costs and expenses related to research and product development are expensed as incurred.

  Income taxes:

     The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

  Segment reporting:

     Effective March 31, 1999, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. SFAS 131 supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers.

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) Earnings (loss) per share:

     Effective March 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 Earnings per Share ("SFAS 128"), which replaces the presentation of "primary" and "fully-diluted" earnings (loss) per common share required under previously promulgated accounting standards with the presentation of "basic" and "diluted" earnings (loss) per common share.

     Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that dilutive earnings per common share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period such as common shares that could result from the potential exercise or conversion of securities and debt into common stock.

     The computation of dilutive earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on per share amounts (i.e., increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of common stock during the period. Option and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. The Company's options and warrants and the Principal Stockholder's underlying convertible debt were not included because to do so would have been antidilutive.

     Such convertible debt, options and warrants, however could potentially dilute basic earnings per share in the future.

  Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

  Reclassification:

     Certain amounts in the accompanying 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 presentation.

NOTE 2 -- BASIS OF PRESENTATION AND MANAGEMENT'S PLANS:

     As shown in the accompanying consolidated financial statements, the Company had a working capital deficiency of $395,577 at March 31, 2000; net losses of $4,487,226, $3,259,331 and $4,608,801 in 2000, 1999 and 1998, respectively; and
an accumulated deficit from losses since its inception of $37,664,511 at March 31, 2000. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

     Historically, the Company has funded its operations primarily through sales of common stock to and borrowings from its principal stockholder and sales of common stock and convertible notes payable to private investors pursuant to private placement memorandums and exemptions from registration under the Securities Act of 1933. The Company raised approximately $4,999,000, $3,577,000, and $3,823,000 during 2000, 1999,

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -- BASIS OF PRESENTATION AND MANAGEMENT'S PLANS: (CONTINUED) and 1998 respectively, through borrowings from its principal stockholder, private sales of common stock, the exercising of stock options and warrants and convertible notes payable. Management plans to obtain the funds needed to enable the Company to continue as a going concern through the public offering of debt or equity securities. However, management cannot provide any assurance that the Company will be successful in consummating any public offering.

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplates that the Company will continue as a going concern and continue operations, realization of assets and satisfaction of liabilities in the ordinary course of business. If the Company is unable to raise additional capital, it may be required to liquidate assets or take actions which may not be favorable to the Company in order to continue its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     On May 22, 2000, the company completed a $5,000,000 private placement of preferred stock. Management is actively pursuing additional investments of capital through subsequent private placements.

     The company expects to generate new revenues from all business units. Government revenues are expected from the introduction and sale of new Government Products and associated engineering services. Commercial revenues are expected from the sale of the company's new motion-based entertainment system. The company's first Info-Space revenues are anticipated from potential clients such as an entertainment company, an airline, or a bank. Additionally, the Company hopes to produce revenues as a result of its association with its first acquisition candidate. See note 16.

NOTE 3 -- CONCENTRATION OF CREDIT RISK AND SALES TO MAJOR CUSTOMERS:

     The Company maintains its cash balances on deposit with a financial institution and in an unsecured money market account. At times, financial institution balances exceed the Federal Deposit Insurance Corporation limitation for coverage of $100,000 thereby exposing the Company to credit risk. The Company reduces its exposure to credit risk by maintaining such deposits with a high quality financial institution and investment company. At March 31, 2000, the Company has cash and cash equivalent balances in excess of Federally insured limits in the amount of approximately $94,000.

     Accounts receivable are financial instruments that also expose the Company to a concentration of credit risk. The Company routinely assesses the financial strength of its customers and maintains an allowance for doubtful accounts that management believes will adequately provide for credit losses.

NOTE 4 -- NOTES RECEIVABLE:

     Notes receivable at March 31, 2000 consists of two notes from an individual due February 20, 2000. The notes accrue interest at 9.00% and are collateralized by common stock in a company owned entirely by the individual. The notes were subsequently extended to May 20, 2000. See Note 16.

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -- EQUIPMENT, FURNITURE, AND LEASEHOLD IMPROVEMENTS, NET:

     Equipment, furniture, and leasehold improvements, net at March 31, 2000 and 1999 consisted of the following:

                                                                 2000          1999
                                                              ----------    ----------
Computer and other equipment................................  $2,535,351    $2,260,122
Furniture...................................................      29,040        29,040
Leasehold improvements......................................      16,683
                                                              ----------    ----------
                                                               2,581,074     2,289,162
Less accumulated depreciation and amortization..............   2,302,999     2,112,335
                                                              ----------    ----------
          Totals............................................  $  278,075    $  176,827
                                                              ==========    ==========

NOTE 6 -- LEASE COMMITMENT:

     The Company has a noncancelable lease for its office space which expires in 2004 and is classified as an operating lease. Rent expense approximated $332,000 in 2000, 1999 and 1998.

     At March 31, 2000, future minimum lease payments under the operating lease in years subsequent to March 31, 2000 are as follows:

                       YEAR ENDING
                        MARCH 31,                            AMOUNT
                       -----------                         ----------
  2001...................................................  $  331,919
  2002...................................................     331,919
  2003...................................................     331,919
  2004...................................................     248,940
                                                           ----------
          Total..........................................  $1,244,697
                                                           ==========

NOTE 7 -- SHORT-TERM NOTES PAYABLE:

     At March 31, 1999, the Company had outstanding notes payable with a principal balance of $402,000 that had initial maturities of six months or less. The notes were unsecured and bore interest at 9% or 10%. During the year ended March 31, 2000, these notes were paid in full including accrued interest of approximately $57,000.

     During the year ended March 31, 1999, 116,042 shares of common stock were issued to pay for $920,000 of short-term notes payable. The common shares were issued at the fair value of the common stock at the date of settlement, which varied from $6.00 to $8.00 per share.

NOTE 8 -- CONVERTIBLE NOTES PAYABLE:

     During the year ended March 31, 1999, convertible notes payable were converted at $4.50 per share into 6,667 shares of common stock as originally provided in the conversion terms of the debt.

     During the year ended March 31, 1998, convertible notes payable aggregating $3,206,500 were converted at $4.50 per share into 712,556 shares of common stock. $2,175,000 of these notes were originally convertible at $7.14 per share with the balance convertible at $4.50 per share. In connection with the $7.14 per share convertible notes, the Company recorded debt conversion expense of $804,000. In addition, the Company issued 87,084 shares of common stock at $4.50 per share to pay accrued interest on the notes of $391,877.

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -- INFORMATION ON INDUSTRY SEGMENTS:

     The Company identifies its segments based on strategic business units that are in turn based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. Accordingly, the Company's two business segments are centered on the operations associated with the commercial and government sectors. The Company's operations are centered in the United States. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on profit or loss from operations before income taxes. The Company has no significant intersegment sales or transfers.

                                                                        COMMON/
                                         GOVERNMENT    COMMERCIAL      CORPORATE        TOTAL
                                         ----------    -----------    -----------    -----------
2000
Revenue................................  $1,850,883    $    57,299                   $ 1,908,182
Net loss...............................    (427,485)      (485,319)   $(3,574,422)    (4,487,226)
Identifiable assets, net...............     450,033         32,748      1,164,701      1,647,482
Depreciation and amortization..........      49,846         31,612        109,207        190,665
Research and development...............     568,063        441,860                     1,009,923
Interest income........................                                    94,667         94,667
Interest expense.......................                                    10,260         10,260
1999
Revenue................................  $2,090,902    $    14,615                   $ 2,105,517
Net loss...............................     (58,308)    (1,056,687)   $(2,144,336)    (3,259,331)
Identifiable assets, net...............     260,203         25,715        991,004      1,276,922
Depreciation and amortization..........      87,125         38,423         94,950        220,498
Research and development...............     232,653        860,492                     1,093,145
Interest expense.......................                                    99,944         99,944
1998
Revenue................................  $2,111,966    $       600                   $ 2,112,566
Net income (loss)......................     318,935     (1,304,897)   $(3,622,839)    (4,608,801)
Identifiable assets, net...............     526,746         60,783        327,627        915,156
Depreciation and amortization..........     132,714        130,532        266,665        529,911
Research and development...............     120,902      1,133,395                     1,254,297
Interest expense.......................                                   201,941        201,941

NOTE 10 -- WARRANTS:

     The Company has issued warrants in conjunction with the sale of convertible notes payable, assisting the Company in acquiring capital, the extending of loans, as an incentive to equity investors and as part of the consideration paid to various consultants. All of the warrants issued were for services or actions that had already been rendered at the date of issuance. In addition, the consideration received for the issuance of the warrants was not considered to be reliably measurable. Based on the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") using the Black-Scholes option-pricing model and assuming a risk-free interest rate of 6%, expected warrant lives of one to ten years, expected volatility of 5% to 60% and no dividends, the compensation expense relating to the warrants issued was $549,400, $392,066 and $84,140 in 2000, 1999 and 1998,
respectively. Each warrant entitles the

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -- WARRANTS: (CONTINUED)
holder to purchase one share of common stock upon exercise. The warrants expire at various dates from 2002 through 2010. The following is a summary of warrant activity during 2000, 1999 and 1998:

                                                              NUMBER OF      EXERCISE
                                                              WARRANTS        PRICE
                                                              ---------    ------------
Outstanding at March 1, 1997................................  1,448,695     $7   to $12
  Granted...................................................  1,621,494    $4.95 to $12
  Cancelled.................................................   (330,849)   $4.95 to $12
                                                              ---------
Outstanding at March 31, 1998...............................  2,739,340    $4.95 to $12
  Granted...................................................  2,262,372     $6   to $10
  Exercised.................................................    (27,500)            $ 8
  Cancelled.................................................   (484,264)            $10
                                                              ---------
Outstanding at March 31, 1999...............................  4,489,948    $4.95 to $12
  Granted...................................................  3,363,200    $4.95 to $10
  Exercised.................................................   (584,052)   $4.95 to $10
  Cancelled.................................................    (60,000)            $10
                                                              ---------
Outstanding at March 31, 2000...............................  7,209,096    $4.95 to $12
                                                              =========
Warrants exercisable at March 31, 2000......................  5,622,297    $4.95 to $12
                                                              =========
Weighted average fair value of warrants granted during the
  year ended March 31, 2000.................................               $        .58
                                                                           ============
Weighted average fair value of warrants granted during the
  year ended March 31, 1999.................................               $        .15
                                                                           ============
Weighted average fair value of warrants granted during the
  year ended March 31, 1998.................................               $        .09
                                                                           ============

NOTE 11 -- INCOME TAXES:

     The Company had net operating loss carryforwards at March 31, 2000 of approximately $33,120,000 available to reduce future Federal taxable income and approximately $9,890,000 available to reduce state taxable income, if any. The Federal net operating losses begin to expire between 2006 and 2020. State net operating losses of approximately $2,825,000 expired in 2000 and will continue to expire in 2001. The Company has net deferred tax assets at March 31, 2000, 1999 and 1998 comprised of the following:

                                                    2000           1999          1998
                                                ------------   ------------   -----------
Deferred tax assets:
  Net operating loss carry-forwards...........  $ 12,155,000   $ 11,215,000   $ 8,839,000
  SFAS 123 stock option and warrant expense...       412,000        136,000       139,000
  Accrued salary and vacation expense.........        67,000        112,000
  Other.......................................        18,000         17,000        22,000
                                                ------------   ------------   -----------
          Totals..............................    12,652,000     11,480,000     9,000,000
Valuation allowance for deferred tax assets...   (12,652,000)   (11,480,000)   (9,000,000)
                                                ------------   ------------   -----------
          Net deferred tax assets.............  $         --   $         --   $        --
                                                ============   ============   ===========

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -- INCOME TAXES: (CONTINUED)
     The Company has offset the net deferred tax assets by an equivalent valuation allowance due to the uncertainties related to the extent and timing of its future taxable income.

     The expected Federal income benefit, computed based on the Company's pre-tax losses in 2000, 1999 and 1998 and the statutory Federal income tax rate, is reconciled to the actual tax provision reflected in the accompanying consolidated financial statements as follows:

                                                 2000           1999           1998
                                              -----------    -----------    -----------
Expected tax benefit at statutory rates.....  $ 1,526,000    $ 1,108,000    $ 1,567,000
Decrease resulting from change in valuation
  allowance.................................   (1,526,000)    (1,108,000)    (1,567,000)
                                              -----------    -----------    -----------
          Totals............................  $        --    $        --    $        --
                                              ===========    ===========    ===========

NOTE 12 -- ISSUANCES OF COMMON STOCK:

     The Company sold shares of common stock to private investors pursuant to private placement memorandums and exemptions from registration under the Securities Act of 1933.

     During 2000, the Company sold 575,283 shares at $6.00 per share resulting in gross proceeds of $3,451,677. In connection with the 2000 sale of common stock, the Company recorded $201,207 for selling expenses which resulted in net proceeds to the Company of $3,250,470.

     In addition, the Company issued 10,000 shares of common stock upon exercise of warrants for a subscription receivable in the amount of $49,500. The $49,500 was collected in full during the last quarter of the year ended March 31, 2000.

     During 1999, the Company sold 400,288 shares of common stock at $6.00 to $8.00 per share resulting in proceeds of $2,424,610.

     During 1998, the Company sold 734,197 shares at $4.50 to $8.00 per share resulting in gross proceeds of $3,741,387. In connection with the 1998 sale of common stock, the Company recorded $588,356 for selling expenses which resulted in net proceeds to the Company of $3,153,031.

NOTE 13 -- STOCK OPTIONS:

     The Company has two incentive stock option ("ISO") plans -- the "1991 Plan" and the "1994 Plan". In addition, the Company issued nonqualified stock options ("NSOs") in 1994, 1995, 1997 and 1998. Information related to the plans and the other options granted follows:

                                                        OPTIONS
                                    OPTIONS          OUTSTANDING AT
        YEAR           TYPE        AUTHORIZED        MARCH 31, 2000
        ----           ----        ----------        --------------
1991.................  ISO         1,000,000             550,000
1994.................  NSO           200,000             200,000
1994.................  ISO         2,000,000           1,766,762
1995.................  NSO           200,000             200,000
1997.................  NSO           640,000             640,000
1998.................  NSO           750,000             750,000
                                                       ---------
          Total......                                  4,106,762
                                                       =========

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 -- STOCK OPTIONS: (CONTINUED)

     Generally, the plans specify that the options to purchase shares may be granted at prices which approximate their fair market value at the date of grant. At March 31, 2000, options to purchase 450,000 shares were available for future grant under the 1991 Plan. The 1991 Plan will terminate on August 16, 2001.

     In July 1997, the Company modified the 1994 grant to its then Vice President, Corporate Development and General Counsel of incentive stock options to purchase 800,000 shares of the Company stock to provide that in the event his employment was terminated for any reason, then he would have a period of thirty-six months from the date of termination to exercise his vested options. Accordingly, the 800,000 ISO options were cancelled and 800,000 of NSO options were issued. During 1999, 160,000 of non-vested NSO options were cancelled due to his employment termination.

     As of March 31, 2000, the Company had issued and outstanding options to purchase 1,766,762 shares and options to purchase 233,238 shares were available for future grant under the 1994 Plan. The 1994 Plan will terminate in July 2004 unless terminated as of an earlier date by the Board of Directors.

     Options issued under the plans and the other options granted vest over a five year period and are exercisable over a ten year period from the date of grant.

     The amount of compensation expense recognized for the year ended March 31, 1998 relating to the granting of NSO stock options under the provisions of APB No. 25 was $448,000.

     The amount of compensation expense recognized relating to the granting of stock options to non-employees based on the fair value of the options at the grant date under the provisions of SFAS 123 and assuming a risk-free interest rate of 6%, expected option lives of 5 years, expected volatility of 5%, and no dividends was $50,400, $16,800 and $16,800 in 2000, 1999 and 1998, respectively.

     In the opinion of management, if compensation cost for the stock options granted to employees had been determined based on the fair value of the options at the grant date under the provisions of SFAS 123 and assuming a risk-free interest rate of 6%, expected option lives of one to five years, expected volatility of 5% to 60% and no dividends, the Company's net loss and net loss per share would have been increased to the pro forma amounts set forth below:

                                                 2000           1999           1998
                                              -----------    -----------    -----------
Net loss -- as reported.....................  $(4,487,226)   $(3,259,331)   $(4,608,801)
Net loss -- pro forma.......................  $(7,815,226)   $(3,836,331)   $(5,500,801)
Net loss per common share -- as reported....  $      (.29)   $      (.23)   $      (.34)
Net loss per common share -- pro forma......  $      (.51)   $      (.27)   $      (.41)

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 -- STOCK OPTIONS: (CONTINUED)
     Additional information regarding options outstanding under the Company's stock option plans at March 31, 2000, 1999 and 1998 and changes in outstanding options in 2000, 1999 and 1998 follows:

                                     2000                        1999                        1998
                           -------------------------   -------------------------   -------------------------
                                            WEIGHTED                    WEIGHTED                    WEIGHTED
                               SHARES       AVERAGE        SHARES       AVERAGE        SHARES       AVERAGE
                              OR PRICE      EXERCISE      OR PRICE      EXERCISE      OR PRICE      EXERCISE
                             PER SHARE       PRICE       PER SHARE       PRICE       PER SHARE       PRICE
                           --------------   --------   --------------   --------   --------------   --------
Outstanding at beginning
  of year................       2,581,050    $3.81          3,063,550    $3.78          2,461,853    $ 3.52
Granted..................       1,624,750     5.10             48,500     6.80          1,710,000      4.30
Exercised................          (2,500)    3.83             (3,000)    3.80
Cancelled................         (96,538)    4.46           (528,000)    3.93         (1,108,303)     4.01
                           --------------              --------------              --------------
Outstanding at end of
  year...................       4,106,762     4.31          2,581,050     3.81          3,063,550      3.78
                           ==============              ==============              ==============
Price range at end of
  year...................  $.275 to $6.80              $.275 to $6.80              $.275 to $4.95
Exercisable at end of
  year...................       3,686,583     4.22          2,358,683     3.71          2,381,300      3.61
                           ==============              ==============              ==============
Available for grant at
  end of year............         683,238                   2,208,950                   1,886,450
                           ==============              ==============              ==============
Weighted average fair
  value of options
  granted during the
  year...................                    $1.91                       $1.79                       $  .81

     The following table summarizes information about stock options outstanding at March 31, 2000, all of which are at fixed prices:

                        WEIGHTED AVERAGE
                           REMAINING
            NUMBER        CONTRACTUAL        NUMBER
EXERCISE  OF OPTIONS    LIFE OF OPTIONS    OF OPTIONS
 PRICE    OUTSTANDING     EXERCISABLE      EXERCISABLE
--------  -----------   ----------------   -----------
$0.275..     200,000       1.37 years         200,000
1.000..      200,000       4.26 years         200,000
3.825..    1,054,762       3.41 years       1,037,562
4.950..    1,050,000       4.38 years         966,666
5.100..    1,577,000       9.45 years       1,267,355
6.800..       25,000       8.15 years          15,000
           ---------                        ---------
           4,106,762                        3,686,583
           =========                        =========

NOTE 14 -- RELATED PARTY TRANSACTIONS AND BALANCES:

     The Company had outstanding notes payable to its Principal Stockholder of $20,000 and $128,000 at March 31, 2000 and 1999, respectively, which were unsecured, nonconvertible and bore interest at 9%. Accrued interest of approximately $8,000 and $43,000 at March 31, 2000 and 1999, respectively, is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. On December 31, 1999, the Principal Stockholder agreed to extend the maturity date of the outstanding notes to December 31, 2000.

     The Principal Stockholder borrowed a portion of the funds used to make the loans to the Company from a group of investors by issuing notes (the "Smith Notes") with the same interest rates and due dates as the notes issued by the Company to the Principal Stockholder. In addition, the Principal Stockholder granted the

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -- RELATED PARTY TRANSACTIONS AND BALANCES: (CONTINUED)

holders of the Smith Notes the right to convert the principal balance and accrued interest into shares of common stock that he owns at a conversion rate of $4.50 per share.

     During 2000, the Company reduced the principal balance of, and the accrued interest on, the notes payable to the Principal Stockholder by $50,000 and $19,332, respectively, by issuing 15,407 shares of common stock to certain holders of the Smith Notes. The conversions of the principal balances and accrued interest during 2000 were at $4.50 per share, as originally provided in the conversion terms of the debt.

     During 1999, the Company reduced the principal balance of, and the accrued interest on, the notes payable to the Principal Stockholder by $25,000 and $7,625, respectively, by issuing 7,251 shares of common stock to certain holders of the Smith Notes. The conversions of the principal balances and accrued interest during 1999 were at $4.50 per share, as originally provided in the conversion terms of the debt.

     During 1998, the Company reduced the principal balance of, and the accrued interest on, the notes payable to the Principal Stockholder by $891,396 and $339,410, respectively, by issuing 258,363 shares of common stock to certain holders of the Smith Notes. $743,896 of the principal balance was converted at $4.50 per share while $147,500 of the principal balance was converted at $7.14 per share, as originally provided in the conversion terms of the debt. The accrued interest was settled by the issuance of common stock at the per share fair value of the common stock at the date of settlement.

     The holders of the Smith Notes concurrently agreed to reduce the principal balance and the accrued interest owed by the Principal Stockholder by equivalent amounts.

     In addition, during 1999, the Principal Stockholder forgave $80,778 of the debt by contributing the amounts to additional paid-in capital.

     Loans payable to officers in the amount of $140,810 at March 31, 1999 were unsecured, non-interest bearing and due upon demand. These notes were paid in full during 2000.

     The subscriptions receivable from equity transactions of $327,500 that is reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheet at March 31, 1999 is evidenced by notes received as part of the consideration for the sale of common stock in 1992 to three of the Company's founding stockholders who were, and remain, employees of the Company, two of whom are officers. The notes are secured by the shares of the Company's common stock, mature in August 2001 (except under certain specified circumstances) and bear interest at 8.2% which is payable at maturity.

     During 2000 the Company issued 238,147 shares of common stock upon exercise of warrants in exchange for cash and a subscription receivable from an entity owned by a stockholder of the Company. The receivable of $1,183,292 bears interest at 10% and is secured by a first deed of trust on residential property held by the entity. The subscription receivable which was originally due March 31, 2000, has been extended to September 23, 2000.

     In July 1999, a professional services agreement was entered into between the Company and the Pointe Force Company, Inc., an entity owned by a director of the Company. Pointe Force supports the Company in the areas of mergers and acquisitions, strategic planning, corporate financing and relations with the investment community. Under this one-year advisory services agreement, the director or Pointe-Force is compensated in the amount of $11,000 per month, exclusive of expenses. Additionally, the Company loaned $20,000 on August 6, 1999, $10,000 on September 22, 1999 and $20,000 on November 17, 1999 to the
Pointe Force Company, Inc. and its principal. All loans are for a one-year term and bear interest at 8.75% per year.

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 -- EMPLOYEE BENEFIT PLAN:

     The Company maintains a defined contribution "Section 401(k)" retirement plan which covers all full-time eligible employees. Employees may elect to contribute a portion of their wages directly to the plan, up to the maximum allowed by the Internal Revenue Code. The Company matches, on a discretionary basis, up to 50% of each participant's annual contributions to the plan; however, the Company's matching contribution may not exceed 8% of the participant's annual compensation. The Company made approximately $3,000 in contributions in 2000 and no contributions were made in 1999 and 1998.

NOTE 16 -- SUBSEQUENT EVENTS:

     On May 22, 2000, the Company completed the sale of $5,000,000 in convertible preferred stock to a group of private investors. The Company issued 5,000 shares of Series A Preferred Stock, convertible into common stock at a rate of the lower of (1) 250 shares of common stock per share of preferred stock (equivalent to an investment of $4.00 per share of common stock issued) or (2) 80% of the volume weighted average price for the previous 250,000 shares traded prior to submission by the preferred stockholder of a conversion notice to the Company. The preferred stock carries a dividend of 8% per year. The Series A investors also received warrants to purchase 1,250,000 shares of common stock at an exercise price of $5.38 per share, and registration rights on the conversion shares and the shares issuable upon the exercise of the warrants. After payment of a 10% commission for introducing the investors to the Company, and legal fees totaling approximately $50,000, the Company received net proceeds of $4,450,000 which it intends to use for general corporate purposes. Due to the issuance of the Series A Preferred Stock and the existence of a beneficial conversion feature, a portion of the proceeds equal to the intrinsic value of that feature will be allocated to additional paid-in-capital. The discount resulting from the allocation of the proceeds to the beneficial conversion feature will be recognized as a return to the preferred stockholders and will effect future earnings per share.

     In connection with the above sale of convertible preferred stock, the Company issued warrants to purchase 75,000 shares of common stock at an exercise price of $5.38 per share to the party who introduced the Company to the Series A private placement group. In addition, the Company issued 225,000 warrants to purchase common stock at an exercise price of $12.00 per share to two individuals who made short-term loans to the Company in May 2000. The loans have been repaid in full.

     On June 9, 2000 the Company purchased finished goods inventory in the amount of $330,000 from a target company which GreyStone has entered into a letter of intent to acquire. Additionally, the Company gave the target company $135,000 for the right to receive future payment on invoices to be generated by the target company upon the completion of work in progress. These transactions are in addition to $500,000 GreyStone loaned the acquisition candidate's president in November 1999 and an additional $100,000 in February 2000. Those notes, which were originally due in February and extended to May, are in the process of being further extended. These loans are collateralized by all of the Borrower's stock in the target company.

                       GREYSTONE DIGITAL TECHNOLOGY, INC.

                                 EXHIBITS INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 3.1*    Amended and Restated Certificate of Incorporation of the
         Company which was filed as Exhibit 3.1 to the Company's
         Registration Statement on Form S-4 (No. 333-65963) is
         incorporated herein by reference.
 3.2*    By-laws of the Company which was filed as Exhibit 3.2 to the
         Company's Registration Statement on Form S-4 (No. 333-65963)
         is incorporated herein by reference.
 4*      Specimen Common Stock Certificate which was filed as Exhibit
         4.3 to the Company's Registration Statement on Form S-4 (No.
         333-65963) is incorporated herein by reference.
10*      Agreement and Plan of Merger and Reorganization by and among
         Express Capital Concepts, Inc., Express Capital Acquisition
         Corp., GreyStone Technology, Incorporated and Mr. Earnest
         Mathis, Jr., dated as of August 11, 1997, and the first and second amendments thereto which were filed as Exhibits 2.1,
         2.2 and 2.3 respectively to the Company's Registration
         Statement on Form S-4 (No. 333-65963), is incorporated
         herein by this reference.
21       Subsidiaries of Registrant as of March 31, 2000
27.1     Financial Data Schedule

-------------------------
* Previously filed as indicated and incorporated herein by reference.