Form 10-Q
period 2000-06-30
GREYSTONE DIGITAL TECHNOLOGY INC
filed 2000-08-14
CIK 840254

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _______________

                                    FORM 10-Q
                                 _______________

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission file number: 000-28909

                       GreyStone Digital Technology, Inc.
             (Exact Name of Registrant as Specified in its Charter)

                                 _______________

                 Delaware                                   84-1107140
       (State or other jurisdiction                        (IRS Employer
       incorporated or organization)                     Identification No.)

                  4950 Murphy Canyon Road, San Diego, CA 92123
               (Address of Principal Executive Offices) (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


TITLE OF EACH CLASS                                     OUTSTANDING AT JUNE 30, 2000
-------------------                                     ----------------------------
Common Stock, $.001 par value                                  16,284,475
Series A Convertible Preferred Stock, $.001 par value               5,000

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   GreyStone Digital Technology, Inc.


                                   /s/ MARSHALL GELLER
                                   --------------------------------------------
                                   Marshall Geller
                                   Chief Financial Officer




Dated:  August 14, 2000

                                     INDEX

                       GreyStone Digital Technology, Inc.



                                                                                                                    Page No.
                                                                                                                    --------
PART I.    FINANCIAL INFORMATION FOR GREYSTONE DIGITAL TECHNOLOGY AND SUBSIDIARY                                       4

           Item 1.   FINANCIAL STATEMENTS                                                                              4

                     Condensed Consolidated Balance Sheets at June 30, 2000 (Unaudited) and March 31, 2000             4

                     Condensed Consolidated Statements of Operations (unaudited) for the three
                          months ended June 30, 2000  and 1999                                                         5

                     Condensed Consolidated Statements of Stockholders' Equity (unaudited)
                          for the three months ended June 30, 2000                                                     6

                     Condensed Consolidated Statements of Cash Flows (unaudited)
                          for the three months ended June 30, 2000 and 1999                                            7

           Notes to Condensed Consolidated Financial Statements                                                        8

           Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS             13

           Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                        15

PART II.   OTHER INFORMATION                                                                                           15

           Item 1.   LEGAL PROCEEDINGS                                                                                 15

           Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                                                         15

           Item 3.   DEFAULTS UPON SENIOR SECURITIES                                                                   15

           Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                               16

           Item 5.   OTHER INFORMATION                                                                                 16

           Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                                  16

EXHIBIT INDEX                                                                                                          17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES


                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                 June 30,              March 31,
                                                                                  2000                   2000
                                                                                (Unaudited)            (Audited)
                                                                                ------------         ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                     $  2,858,050         $    167,299
  Accounts receivable, net of allowance for doubtful accounts of $40,000             201,246              372,981
  Other current assets                                                                39,115               54,235
                                                                                ------------         ------------
                            Total current assets                                   3,098,411              594,515

Notes receivable, including accrued interest of $29,540 and $16,077                  629,540              616,077
Forensic vehicle                                                                     330,000
Equipment and furniture, net of accumulated depreciation
  and amortization of $2,338,649 and $2,302,999                                      293,296              278,075
Contract receivable for forensic equipment                                           135,000
Deposits                                                                              87,678               87,678
Related party notes receivable, including accrued interest
  of $22,227 and $21,137                                                              72,227               71,137
                                                                                ------------         ------------

                            Totals                                              $  4,646,152         $  1,647,482
                                                                                ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                         $    528,296         $    970,092
  Notes payable to principal stockholder                                                  --               20,000
                                                                                ------------         ------------
                            Total current liabilities                                528,296              990,092
                                                                                ------------         ------------

Stockholders' equity:
  Preferred stock, $.001 par value; 3,000,000 shares authorized;
     5,000 shares, Series A Convertible issued and outstanding                             5
  Additional paid in capital - Preferred stock                                     4,449,348
  Common stock, $.001 par value; 30,000,000 shares authorized;
    16,284,475 and 16,278,179 shares issued and outstanding                           16,284               16,278
  Additional paid in capital - Common stock                                       40,471,851           39,816,415
  Subscriptions receivable from equity transactions                               (1,510,792)          (1,510,792)
  Accumulated deficit                                                            (39,308,840)         (37,664,511)
                                                                                ------------         ------------
                            Total stockholders' equity                             4,117,856              657,390
                                                                                ------------         ------------

                            Totals                                              $  4,646,152         $  1,647,482
                                                                                ============         ============



See Notes to Condensed Consolidated Unaudited Financial Statements.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                    Three months ended June 30,
                                                                     2000                 1999
                                                                 ------------         ------------
Revenues                                                         $    540,044         $    459,570
                                                                 ------------         ------------

Expenses:
   Cost of revenues                                                   423,502              226,844
   Marketing and sales                                                258,732              166,511
   Research and development                                           340,358              237,302
   General and administrative                                       1,189,188              515,968
                                                                 ------------         ------------
       Totals                                                       2,211,780            1,146,625
                                                                 ------------         ------------

Loss from operations                                               (1,671,736)            (687,055)
                                                                 ------------         ------------

Other income (expense):
  Interest income, including $14,553 from related parties              27,407
  Interest expense on loans from principal stockholder                                      (7,182)
                                                                 ------------         ------------
       Totals                                                          27,407               (7,182)
                                                                 ------------         ------------

Net loss                                                         $ (1,644,329)        $   (694,237)
                                                                 ============         ============

Basic net loss per share                                         $      (0.10)        $      (0.05)
                                                                 ============         ============

Basic weighted average number of shares outstanding                16,284,406           14,880,743
                                                                 ============         ============



See Notes to Condensed Consolidated Unaudited Financial Statements.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                        Three months ended June 30, 2000





                                                              Preferred Stock                          Common Stock
                                            -----------------------------------------   -----------------------------------------
                                                                           Additional                                 Additional
                                                               Amount       Paid-In                       Amount       Paid-In
                                               Shares          At Par       Capital       Shares          At Par        Capital
                                            ------------  ------------   ------------   ------------  ------------   ------------
Balance, April 1, 2000                                                                    16,278,179   $     16,278   $ 39,816,415

Preferred stock sold for cash,
  net of expenses of $550,647                      5,000  $          5   $  4,449,348

Common stock issued upon
  conversion of notes payable
  to principal stockholder                                                                     4,444              6         19,994

Common stock issued to pay
  accrued interest upon conversion
 of notes payable to principal stockholder                                                     1,852                         8,329

Warrants issued to purchase
  common stock                                                                                                             614,513

Stock options to purchase
  common stock granted to non-employees                                                                                     12,600

Net loss
                                            ------------   ------------   ------------  ------------   ------------   ------------
Balance, June 30, 2000                             5,000   $          5   $  4,449,348    16,284,475   $     16,284   $ 40,471,851
                                            ============   ============   ============  ============   ============   ============


                                           Subscriptions
                                             Receivable
                                            from Equity     Accumulated
                                             Transactions     Deficit         Total
                                           --------------   ------------   ------------
Balance, April 1, 2000                       $ (1,510,792)  $(37,664,511)  $    657,390

Preferred stock sold for cash,
  net of expenses of $550,647                                                 4,449,353

Common stock issued upon
  conversion of notes payable
  to principal stockholder                                                       20,000

Common stock issued to pay
  accrued interest upon conversion
 of notes payable to principal stockholder                                        8,329

Warrants issued to purchase
  common stock                                                                  614,513

Stock options to purchase
  common stock granted to non-employees                                          12,600

Net loss                                                      (1,644,329)    (1,644,329)
                                             ------------   ------------   ------------
Balance, June 30, 2000                       $ (1,510,792)  $(39,308,840)  $  4,117,856
                                             ============   ============   ============




See Notes to Condensed Consolidated Unaudited Financial Statements.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                            Three months ended June 30,
                                                                                         --------------------------------
                                                                                             2000                1999
                                                                                         -----------          -----------
Operating activities:
     Net loss                                                                            $(1,644,329)         $  (694,237)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                       35,650               40,877
          Compensation expense recorded upon issuance of warrants
            and compensatory stock options                                                   627,113               93,000
          Changes in operating assets and liabilities:
                 Notes receivable interest                                                   (14,553)
                 Accounts receivable                                                         171,735               (7,507)
                 Other assets                                                                 15,120              (27,341)
                 Accounts payable and accrued expenses                                      (433,467)            (666,100)
                                                                                         -----------          -----------
                     Net cash used in operating activities                                (1,242,731)          (1,261,308)
                                                                                         -----------          -----------

Investing activities
     Purchase of forensic vehicle                                                           (330,000)
     Purchase of contract receivable for forensic equipment                                 (135,000)
     Purchases of software licenses and equipment                                            (50,871)             (33,646)
                                                                                         -----------          -----------
                     Net cash used in investing activities                                  (515,871)             (33,646)
                                                                                         -----------          -----------

Financing activities:
     Repayments of notes payable to principal stockholder                                                         (50,000)
     Repayments of loans payable to officers                                                                     (140,810)
     Repayment of short-term notes payable                                                                       (402,000)
     Sale of common stock                                                                                       2,752,525
     Sale of preferred stock, net of selling expense                                       4,449,353
                                                                                         -----------          -----------
                     Net cash provided by financing activities                             4,449,353            2,159,715
                                                                                         -----------          -----------

Net increase in cash and cash equivalents                                                  2,690,751              864,761

Cash and cash equivalents, beginning of period                                               167,299              795,480
                                                                                         -----------          -----------

Cash and cash equivalents, end of period                                                 $ 2,858,050          $ 1,660,241
                                                                                         ===========          ===========

Supplemental disclosure of cash flow data:
     Interest paid                                                                                            $    93,425
                                                                                                              ===========

Supplemental disclosure of noncash investing and financing activities:
     Common stock issued as payment for:
          Notes payable to principal stockholder                                         $    20,000          $    50,000
                                                                                         ===========          ===========
          Accrued interest payable                                                       $     8,329          $    19,332
                                                                                         ===========          ===========



See Notes to Condensed Consolidated Unaudited Financial Statements.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Unaudited interim financial statements:

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended March 31, 2000.

        The results of operations and cash flows for the three months ended June 30, 1999 occurred before the merger and are for GreyStone Technology, Inc. only.



Note 2 - The merger and other matters:

        On December 27, 1999 a merger between a subsidiary of Express Capital Concepts, Inc. and GreyStone Technology, Inc. was completed, whereupon Express Capital Concepts also underwent a 1-for-41.66667 reverse stock split (which reduced its issued and outstanding common stock to 480,000 shares), changed the par value of the stock from $0.0001 to $0.001 per share, reduced the total authorized common stock from 500,000,000 shares to 30,000,000 shares, and was renamed GreyStone Digital Technology, Inc.. Simultaneously, 15,211,627 shares of common stock of GreyStone Digital Technology, Inc. were issued to GreyStone Technology, Inc. common stock holders. The transaction has been accounted for as a reverse acquisition, wherein GreyStone Technology, Inc., the operating company, is treated as the acquirer for reporting purposes. The balance sheets, statements of operations, stockholders' equity and cash flows are consolidated between GreyStone Digital Technology, Inc, and GreyStone Technology, Inc. as of June 30, 2000. All significant inter-company accounts and transactions are eliminated in consolidation.


Note 3 - Notes receivable and accrued interest:

        Notes receivable at June 30, 2000 consists of two notes from an individual. The notes were originally due February 20, 2000, accrue interest at 9% and are collateralized by common stock in a company owned by the individual. The maturity date of the notes was extended to May 20, 2000 and subsequently further extended to August 20, 2000.

Note 4 - Earnings (loss) per share:

        Effective March 31, 1998, the company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share, which requires the presentation of "basic" and "fully-diluted" earnings
        (loss) per common share, as further explained in Note 1 of the notes to the audited financial statements of the company, included in Form 10-K for the fiscal year ended March 31, 2000.

        Since the company had losses applicable to common stock in the three month period ended June 30, 2000 and 1999, the assumed effects of the exercise of outstanding stock options, warrants and convertible preferred stock were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying condensed consolidated unaudited statements of operations. Such options, warrants and convertible preferred stock could potentially dilute basic earnings per share in the future.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



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

        Information on industry segments are scheduled below:



                                               Government           Commercial       Common/Corporate         Total
                                               -----------         -----------       ----------------      -----------
      Three months ended June 30, 2000:

                   Revenue                     $   540,044         $         0         $         0         $   540,044
                                               ===========         ===========         ===========         ===========

                   Net Loss                    $  (252,103)        $  (230,445)        $(1,161,781)        $(1,644,329)
                                               ===========         ===========         ===========         ===========

      Three months ended June 30, 1999:

                   Revenue                     $   448,541         $       148         $    10,881         $   459,570
                                               ===========         ===========         ===========         ===========

                   Net Loss                    $   (56,740)        $  (125,228)        $  (512,269)        $  (694,237)
                                               ===========         ===========         ===========         ===========

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 6 - Warrants:

        The Company has issued warrants in conjunction with the sale of convertible notes payable, assisting the Company in acquiring capital, the extending of loans, as an incentive to equity investors and as part of the consideration paid to various consultants. Based on the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") using the Black-Scholes option pricing model and assuming a risk-free interest rate of 6%, expected warrant lives of one to ten years, expected volatility of 5% to 60% and dividends of 0%, the compensation expense relating to the warrants issued was $614,513 and $88,800 for the three months ended June 30, 2000 and 1999, respectively. Each warrant entitles the holder to purchase one share of common stock upon exercise. The warrants expire at various dates from 2002 through 2010. Additional information regarding warrants outstanding at June 30, 2000 and changes in outstanding warrants during the three months then ended follows:


                                                    Number of        Exercise
                                                    Warrants           Price
                                                   ---------     -----------------
      Outstanding at April 1, 2000                 7,209,096      $4.95 to $12.00
           Granted                                 1,550,000      $5.38 and $12.00

       Outstanding at June 30, 2000                8,759,096      $4.95 to $12.00
                                                   ---------

       Exercisable at June 30, 2000                7,741,097      $4.95 to $12.00
                                                   =========

       Weighted average fair value of warrants
         granted during the period                                     $2.61
                                                                  ================


Note 7 - Income taxes:

        The Company had net operating loss carry forwards at June 30, 2000 of approximately $34,100,000 available to reduce future Federal taxable income and approximately $10,400,000 available to reduce state taxable income, if any. The net operating loss carryforwards expire between 2006 and 2020 for Federal tax purposes and 2001 and 2005 for state tax purposes. The related deferred tax assets were fully reserved through valuation allowances at June 30, 2000 and March 31, 2000 and, accordingly, there was no provision or credit for income taxes.

        The expected Federal income tax benefit, computed based on the Company's pre-tax loss and the statutory Federal income tax rate, was approximately $559,000 for the three months ended June 30, 2000. The potential benefits were eliminated through equivalent increases in the Company's valuation allowance primarily for deferred tax assets arising from net operating loss carryforwards (see Note 11 of the notes to the audited financial statements of the Company which are included in the Form 10-K for the fiscal year ended March 31, 2000).

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 8 - Stock option plans:

        As further explained in Note 13 of the notes to the audited financial statements, which are included in the Form 10-K for the fiscal year ended March 31, 2000, the Company has two stock option plans - the "1991 Plan" and the "1994 Plan". In addition to incentive stock options (ISOs) issued under the plans, the Company issued nonqualified stock options
        (NSOs) outside of the plans in 1994, 1995, 1997 and 1998. Information related to the plans and other options granted follows:


                                                   Options               Outstanding
           Year                 Type             Authorized              at 06/30/00
        ---------               ----             ----------              -----------
        1991 Plan               ISO               1,000,000                 550,000
        1994 Plan               ISO               2,000,000               1,753,762
        1994                    NSO                 200,000                 200,000
        1995                    NSO                 200,000                 200,000
        1997                    NSO                 640,000                 640,000
        1998                    NSO                 750,000                 750,000
                                                  ---------               ---------
                                                  4,790,000               4,093,762
                                                  =========               =========

        The amount of compensation expense recognized for the three months ended June 30, 2000 and 1999 relating to the granting of NSO stock options under the provisions of SFAS No. 123 was $12,600 and $4,200 for the three months ended June 30, 2000 and 1999, respectively.

        In the opinion of management, if compensation cost for the stock options granted to employees had been determined based on the fair value of the options at the grant date under the provisions of SFAS No. 123 using the Black-Scholes option pricing model and assuming a risk-free interest rate of 6%, expected option lives of one to ten years, expected volatility of 5% to 60% and dividends of 0%, the Company's pro forma net loss arising from such computations would have been increased by approximately $132,640 and $177,000 for the three months ended June 30, 2000 and 1999, respectively.

        Additional information regarding options outstanding under the Company's stock option plans at June 30, 2000 and changes in outstanding options during the three months then ended follows:



                                                       Shares or Price           Weighted Average
                                                         Per Share                Exercise Price
                                                       ---------------           ----------------
        Outstanding at April 1, 2000                        4,106,762                $     4.31
        Granted                                                 9,000                $     5.00
        Cancelled                                             (22,000)               $     5.10
                                                       --------------
        Outstanding at June 30, 2000                        4,093,762                $     4.43
                                                       ==============
        Price Range at June 30, 2000                   $.275 to $6.80
                                                       ==============
        Exercisable at June 30, 2000                        3,672,248                $     4.36
                                                       ==============
        Available for grant at June 30, 2000                  696,238
                                                       ==============
        Weighted average fair value
            of options granted during period                                         $     2.86

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 8 - Stock option plans (concluded):

        The following table summarizes information about stock options outstanding at June 30, 2000, all of which are at fixed prices:

                                                         Weighted
                                                          Average
                                                         Remaining
                                                      Contractual Life
                                Number of                of Options                Number of
                                 Options               Outstanding in                Options
        Exercise Price         Outstanding                  Years                 Exercisable
        --------------         -----------           -----------------             -----------
           $0.275                200,000                       1.12                    200,000
           $1.000                200,000                       4.01                    200,000
           $3.825              1,054,762                       3.16                  1,037,562
           $4.950              1,050,000                       4.13                    966,666
           $5.000                  9,000                       9.90                          0
           $5.100              1,002,000                       8.98                    703,020
           $6.000                553,000                       9.68                    550,000
           $6.800                 25,000                       7.90                     15,000
                             -----------                                          ------------
                               4,093,762                                             3,672,248
                            ============                                          ============

Note 9 - Related party transactions and balances:

        In July 1999, a professional services agreement was made between the company and The Pointe-Force Company, Inc. ("Pointe-Force"), an entity controlled by the spouse of a director of GreyStone. Pointe-Force supports the company in the areas of mergers and acquisitions, strategic planning, corporate financing and relations with the investment community. Under this one-year advisory services agreement, Pointe-Force is compensated in the amount of $11,000 per month, not including expenses. Additionally, the company loaned $20,000 on August 6, 1999, $10,000 on September 22, 1999 and $20,000 on November 17, 1999 to
        Pointe-Force and GreyStone's director. All loans are for a one-year term and bear interest at a rate of 8.75% per year. The maturity date of the loan that was due on August 6, 2000, is currently being extended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS: NO ASSURANCES INTENDED

This report contains statements that are not purely historical, and as such are forward-looking statements under the federal securities laws. These include forward-looking statements regarding management's intentions, plans, hopes, beliefs, expectations or projections of the future. These forward-looking statements involve risks and uncertainties, including without limitation, acceptance of the company's products and services: additional financing requirements within the next 12 months; the ability to recover or collect from its investment activities and loans; the impact of competitive products or pricing; technological changes; the effect of economic conditions; the ability to successfully commercialize the company's entertainment products; the company's dependence on key engineering, technical, and other personnel skilled in government contracting; the ability of the government to terminate contracts and subcontracts at any time; and other risks and uncertainties detailed from time to time in the company's reports filed with the Securities and Exchange Commission. One or more of these factors could affect the company's business and financial results in future periods, and could cause actual results to differ materially from plans and projections. There can be no assurance that the forward-looking statements in this report will prove to be accurate, and issuance of such forward-looking statements should not be regarded as a representation by the company, or any other person, that the objectives and plans of the company will be achieved. All forward-looking statements made in this report are based on information presently available to management, and the company assumes no obligation to update any forward-looking statements.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues for the three months ended June 30, 2000 were $540,044 as compared to $459,570 for the three months ended June 30, 1999. During both of these periods, the Government Strategic Business Unit (SBU) generated essentially all revenues. The sales increase of $80,474 (or approximately 18%) between the periods was primarily the result of additional tasking on current contracts and the expansion of our government customer base. During this reporting period, the Government SBU expanded its tasking on current contracts supporting the military's Joint Forces SemiAutomated Forces simulation software and the Joint Strike Fighter program. Additional delivery orders under GreyStone's Battlefield Visualization contract with the U.S. Navy's Space and Naval Warfare Systems Center - San Diego (SPAWARSYSCEN - San Diego) have also been awarded for new engineering services work with the Marine Corps Warfighting Laboratory, Naval Warfare Development Center, Naval Air Warfare Center Weapons Division and the Space and Naval Warfare Systems Advanced Concepts and Technology Division. As of June 30, 2000, the company's backlog was approximately $1,087,000. All of the backlog is expected to be completed within the current fiscal year ending March 31, 2001. In March 1999, GreyStone was awarded the five year $15.1 million delivery order contract from SPAWARSYSCEN - San Diego. Approximately $2.6 million in delivery orders have been authorized under this contract through June 30, 2000, leaving an available ceiling of approximately $12.5 million during the remaining 43 months of the contract.


During the next twelve months, GreyStone's Commercial SBU expects to generate revenues from the sale of its new Commercial entertainment product, the Mercury motion base platform featuring the XSG game. The Commercial SBU may incur additional losses during the next twelve months as it introduces its new entertainment products to the market.

Cost of revenues increased to $423,502 for the current quarter compared to $226,844 for the first quarter of the previous year. As a percentage of revenues, costs of revenues were 78% in the current quarter compared to 49% for the comparable quarter in the previous year. Cost of revenues increased in the current quarter over the previous year's quarter due to an increase in purchased engineering services costs in support of new contractual work and an increase in the use of subcontractors for new work. Additionally, direct travel costs were higher as a result of GreyStone's support of overseas military experiments. The components that make up the cost of revenues include burdened labor, direct travel, other direct costs, direct material, subcontracts and applicable SBU burden. These cost components can vary significantly in amount from period to period and are highly dependent on such factors as the nature of the work performed, location and duration of the work (company vs. contractor site), who performed the work (company personnel vs. subcontractors) and who provided any required equipment (company vs. customer).

Marketing and sales expenses were $258,732 or 48% of revenues in the current quarter compared to $166,511 or 36% of revenues for like quarter in the previous year, an increase of $92,221. The increase in marketing and sales expenses was due to the greater level of marketing effort of the Government SBU in support of RAGETM, the company's real-time visualization software product and related engineering services. Marketing and sales expenses result from bid and proposal activity as well as attendance at trade shows, company product demonstrations and in-house marketing related activities such as product brochures and marketing software development. Marketing and sales expenses will vary from period to period as they depend highly upon the extent and manner in which the company alters its efforts regarding potential contract opportunities during the reporting period.

Research and development expenses increased to $340,358 for the current year's quarter compared to $237,302 for the previous year's quarter. The increase is in the Commercial SBU and reflects work on a new motion base for the Mercury based entertainment system, creating a new title for play on the Mercury system and developing a 3D Virtual Info-Space(TM) environment.

General and administrative expenses increased to $1,189,188 compared to $515,968 for the previous year's quarter, an increase of $673,220. Of the $673,220 increase, $534,113 was a non-cash compensation expense increase associated with the issuance of warrants and compensatory stock options. The remainder of the increase was for consulting fees and public relations expenses.

Other income of $27,407 consisted of interest income, including $14,553 of interest income from related parties' notes. Interest expense declined by $7,182 and was primarily the result of the conversion into stock of notes payable to the principal stockholder.

The net loss of $1,644,329 increased by $950,092 or 137% from the $694,237 net loss reported in the previous years first quarter. In summary, during the current year, revenues were up by $80,474 or 18%. Total expenses and other income (expense), increased by $1,030,566 or 89%.

GreyStone has previously cautioned that quarterly revenues and operating results vary significantly and that period-to-period comparisons of its revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.


INVESTMENTS AND CAPITAL RESOURCES

On January 14, 2000, GreyStone executed a letter of intent for the acquisition of a company that designs, builds, and sells forensic surveillance, mobile intelligence, and communications platforms on a customized contract basis primarily for domestic and international customers in law enforcement, intelligence and military services. At the time of the filing of this report the two companies are in discussions concerning the details of the form of relationship. The transaction would allow GreyStone to use and expand our core technologies and record revenues from the sale of products to a broad new spectrum of customers. Our two companies have teamed for the recent submittal of a proposal for forensic vehicles and command and control systems for a national security agency in South America.

In support of the developing relationship between GreyStone and the target company, GreyStone loaned the president (who is the sole shareholder) of the company $500,000 in November 1999 and an additional $100,000 in February 2000. The loans were originally due February 20, 2000. The maturity date of the loans was extended to May 20, 2000 and subsequently extended to August 20, 2000. The loans are collateralized by all of the borrower's stock in the target company. In June 2000 GreyStone purchased forensic vehicle equipment from the target company in the amount of $330,000 and paid the company $135,000 for the right to receive future payment on invoices to be generated by the target company upon the completion of work in progress. Until the business combination is complete, GreyStone may elect in its sole discretion to provide more money to the target company in an amount of approximately $500,000 during the remainder of the business year ending March 31, 2001.

LIQUIDITY

GreyStone has incurred losses in each fiscal year since 1993, and as of June 30, 2000, GreyStone had an accumulated deficit of $39,308,840. To finance its business plan and historic negative cash flow, GreyStone has continually needed to obtain debt and equity financing on a private basis and to satisfy creditors with stock rather than by payment in cash to enable it to develop its products. These losses have been primarily due to lack of any significant entertainment revenues, substantial research and development program expenses for Commercial and Government business units, and other costs incurred for the development and introduction of GreyStone's products. Almost all of GreyStone's sales have been in the government business area, which provides low profit margins from which GreyStone has not been able to recover the costs of its research and development programs. Although revenues are expected from the sale of entertainment products, GreyStone is likely to incur additional losses as it continues to market and develop its products. No assurance can be given that GreyStone will ever derive material revenues from entertainment products or that the sale of its products will ever be profitable.

Net cash used in operating activities for the three months ended June 30, 2000 was $1,242,731, which was essentially unchanged from the $1,261,308 of cash used for operating activities in the three months ended June 30, 1999. Although the net loss for the quarter was $1,644,329, an increase of $950,092 from the previous reporting quarter net loss amount of $694,237, non cash outlays for depreciation and compensation expense in the current quarter were $662,763, as compared to $133,877 in the previous quarter, an increase of $528,886. Additionally, cash was used to reduce accounts payable and accrued expenses by $433,467, increase other assets by $15,120 and accounts receivable decreased by $171,735.

Net cash used in investing activities was $515,871 during the current three month period compared to $33,646 for the same reporting period in business year 2000. In addition to the transactions with the acquisition candidate discussed above, current period investing activities included purchases of software licenses and equipment of $50,871.

Net cash provided by financing activities was $4,449,253 in the current period compared to $2,159,715 for the previous comparable period. The $4,449,253 was the net result of the sale on May 22, 2000 of $5,000,000 in convertible preferred stock to a group of private investors and is net of a 10% commission and legal fees. The net proceeds will be used by the company for general corporate purposes.

At June 30, 2000, the company had $2,858,050 in cash and cash equivalents, as compared to $167,299 for the fiscal year ended March 31, 2000. Management anticipates that in the future it will need to continue to obtain debt or equity financing and, if GreyStone is unable to generate significant sales, then GreyStone faces the risk of not having enough money or other resources to continue to operate its current business plan. If additional money is needed and is not available, then GreyStone could be forced to curtail product development and the expansion of its operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this report, we are not a party to any legal proceedings that are expected, individually, or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

Pending legal proceedings which arose during the reporting period have been previously reported on GreyStone's Annual Report on Form 10-K for the year ended March 31, 2000, filed on June 29, 2000.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Changes in securities which occurred during the reporting period have been previously reported on Registrant's Annual Report on Form 10-K for the year ended March 31, 2000, filed on June 29, 2000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits


        Exhibit No.           Exhibit
        -----------           -------
        27.0                  Financial Data Schedule

(b)     Reports on Form 8-K

        During the three months ended June 30, 2000, the Company filed no reports on Form 8-K.

                                  EXHIBIT INDEX


        Exhibit No.           Exhibit
        -----------           -------
        27.0                  Financial Data Schedule