Form 10-Q
period 2000-09-30
GREYSTONE DIGITAL TECHNOLOGY INC
filed 2000-11-14
CIK 840254

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

                For the quarterly period ended September 30, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________

                        Commission file number: 000-28909

                       GreyStone Digital Technology, Inc.
             (Exact Name of Registrant as Specified in its Charter)
                                 ---------------

             Delaware                                      84-1107140
---------------------------------             ----------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

TITLE OF EACH CLASS                                   OUTSTANDING AT SEPTEMBER 30, 2000
-------------------                                   ---------------------------------
Common Stock, $.001 par value                                  16,293,706
Series A Convertible Preferred Stock, $.001 par value               5,000

INDEX

                       GreyStone Digital Technology, Inc.

                                                                                                  Page No.
                                                                                                  --------
PART I.           FINANCIAL INFORMATION FOR GREYSTONE DIGITAL TECHNOLOGY
                  AND SUBSIDIARY                                                                       3

         Item 1.  FINANCIAL STATEMENTS                                                                 3

                  Condensed Consolidated Balance Sheets at September 30, 2000
                           (unaudited) and March 31, 2000                                              3

                  Condensed Consolidated Statements of Operations (unaudited) for the three
                           and six months ended September 30, 2000  and 1999                           4

                  Condensed Consolidated Statements of Stockholders' Equity (unaudited)
                           for the six months ended September 30, 2000                                 5

                  Condensed Consolidated Statements of Cash Flows (unaudited)
                           for the six months ended September 30, 2000 and 1999                        7

                  Notes to Condensed Consolidated Unaudited Financial Statements                       9

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                 15

         Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                                         18

PART II. OTHER INFORMATION                                                                            18

         Item 1.  LEGAL PROCEEDINGS                                                                   18

         Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                           18

         Item 3.  DEFAULTS UPON SENIOR SECURITIES                                                     18

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 18

         Item 5.  OTHER INFORMATION                                                                   19

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                    19

EXHIBIT INDEX                                                                                         21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       September 30,
                                                                           2000                March 31,
                                                                        (Unaudited)              2000
                                                                       ------------          ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                            $  1,306,352          $    167,299
  Accounts receivable, net of allowance for doubtful accounts
    of $40,000                                                              283,232               372,981
  Other current assets                                                       49,943                54,235
                                                                       ------------          ------------
              Total current assets                                        1,639,527               594,515

Notes receivable, including accrued interest of $43,151
   and $16,077                                                              643,151               616,077
Forensic surveillance modules                                               330,000
Equipment and furniture, net of accumulated depreciation
  and amortization of $2,379,698 and $2,302,999                             405,896               278,075
Contract receivable for forensic equipment                                  135,000
Deposits                                                                     87,678                87,678
Related party notes receivable, including accrued interest
  of $23,895 and $21,137                                                     73,895                71,137
                                                                       ------------          ------------

              Totals                                                   $  3,315,147          $  1,647,482
                                                                       ============          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                $    644,933          $    970,092
  Notes payable to principal stockholder                                                           20,000
                                                                       ------------          ------------
              Total current liabilities                                     644,933               990,092
                                                                       ------------          ------------

Stockholders' equity:
  Series A Preferred stock, $.001 par value; $1000 liquidation preference value per share; 3,000,000 shares authorized;
     5,000 shares issued and outstanding                                          5
  Additional paid in capital - Preferred stock                            5,842,909
  Common stock, $.001 par value; 30,000,000 shares authorized;
  - 16,293,706 and 16,278,179 shares issued and outstanding                  16,294                16,278
  Additional paid in capital - Common stock                              43,966,941            39,816,415
  Subscriptions receivable from equity transactions                      (1,510,792)           (1,510,792)
  Accumulated deficit                                                   (45,645,143)          (37,664,511)
                                                                       ------------          ------------
              Total stockholders' equity                                  2,670,214               657,390
                                                                       ------------          ------------

              Totals                                                   $  3,315,147          $  1,647,482
                                                                       ============          ============

       See Notes to Condensed Consolidated Unaudited Financial Statements

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three months ended                       Six months ended
                                                                September 30                            September 30
                                                     --------------------------------        --------------------------------
                                                         2000                1999                2000                1999
                                                     ------------        ------------        ------------        ------------
Revenues                                             $    655,993        $    490,785        $  1,196,037        $    950,355
                                                     ------------        ------------        ------------        ------------
Expenses:
   Cost of revenues                                       494,414             292,945             917,916             519,789
   Marketing and sales                                    269,957             191,529             528,689             358,040
   Research and development                               499,041             292,917             839,399             530,219
   General and administrative                             946,273             732,924           2,135,461           1,248,892
                                                     ------------        ------------        ------------        ------------
       Totals                                           2,209,685           1,510,315           4,421,465           2,656,940
                                                     ------------        ------------        ------------        ------------

Loss from operations                                   (1,553,692)         (1,019,530)         (3,225,428)         (1,706,585)

Other income (expense):
  Interest income, including $1,668 and $2,758
    from related parties                                   48,450                                  75,857
  Interest expense on loans from principal
   stockholder                                                                    (92)                                 (7,274)
                                                     ------------        ------------        ------------        ------------
      Totals
                                                           48,450                 (92)             75,857              (7,274)
                                                     ------------        ------------        ------------        ------------

Net loss                                             $ (1,505,242)       $ (1,019,622)       $ (3,149,571)       $ (1,713,859)

Preferred stock dividends:
    Imputed stock dividends related to
        issuance of detachable warrants                                                      $ (3,437,500)
    Imputed stock dividends for                                                                (1,250,000)
        beneficial conversion feature
    Imputed cumulative stock dividends at 8%              (99,726)                               (143,561)
                                                     ------------                            ------------
Net loss applicable to common stock                  $ (1,604,968)       $ (1,019,622)       $ (7,980,632)       $ (1,713,859)
                                                     ============        ============        ============        ============
Basic net loss per common share                      $      (0.10)       $      (0.07)       $      (0.49)       $      (0.11)
                                                     ============        ============        ============        ============
Basic weighted average number of shares
outstanding                                            16,285,980          15,190,348          16,285,197          15,035,026
                                                     ============        ============        ============        ============

       See Notes to Condensed Consolidated Unaudited Financial Statements.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                       Six months ended September 30, 2000


                                                       Preferred Stock                               Common Stock
                                       --------------------------------------------------    --------------------------------
                                                                             Additional
                                                                               Paid-In
                                           Shares            At Par            Capital           Shares           At Par
                                       --------------    --------------    --------------    --------------    --------------
Balance, April 1, 2000                                                                           16,278,179    $       16,278

Preferred stock sold for cash,
  net of expenses of $550,647                   5,000    $            5    $    4,449,348

Imputed preferred stock dividend related to issuance of detachable warrants for common stock in connection with the sale of the preferred stock

Imputed preferred stock dividends
  for beneficial conversion feature                                             1,250,000

Common stock issued upon
  conversion of notes payable
  to principal stockholder                                                                            4,444                 5

Common stock issued to pay
  accrued interest upon conversion
  of notes payable to principal
  stockholder                                                                                         1,852                 2

Warrants issued to purchase
  common stock

Stock options to purchase
  common stock granted to non-
  employees

Common stock issued to
  Board of Directors for annual
  compensation                                                                                        9,231                 9

Imputed preferred stock dividend
  at 8%                                                                           143,561

Net loss
                                       --------------    --------------    --------------    --------------    --------------
Balance, September 30, 2000                     5,000    $            5    $    5,842,909        16,293,706    $       16,294
                                       ==============    ==============    ==============    ==============    ==============

                                        Common Stock
                                       --------------   Subscriptions
                                        Additional        Receivable
                                          Paid-In         from Equity        Accumulated
                                          Capital         Transactions         Deficit             Total
                                       --------------    --------------     --------------     --------------
Balance, April 1, 2000                 $   39,816,415    $   (1,510,792)    $  (37,664,511)    $      657,390

Preferred stock sold for cash,
  net of expenses of $550,647                                                                       4,449,353

Imputed preferred stock dividend related
  to issuance of detachable warrants for
  common stock in connection with the
  sale of the preferred stock               3,437,500                           (3,437,500)

Imputed preferred stock dividends
  for beneficial conversion feature                                             (1,250,000)

Common stock issued upon
  conversion of notes payable
  to principal stockholder                     19,995                                                  20,000

Common stock issued to pay
  accrued interest upon conversion
  of notes payable to principal
  stockholder                                   8,327                                                   8,329

Warrants issued to purchase
  common stock                                614,513                                                 614,513

Stock options to purchase
  common stock granted to non-
  employees                                    25,200                                                  25,200

Common stock issued to
  Board of Directors for annual
  compensation                                 44,991                                                  45,000

Imputed cumulative preferred
  stock dividend at 8%                                                            (143,561)

Net loss                                                                        (3,149,571)        (3,149,571)
                                       --------------    --------------     --------------     --------------
Balance, September 30, 2000            $   43,966,941    $   (1,510,792)    $  (45,645,143)    $    2,670,214
                                       ==============    ==============     ==============     ==============

See Notes to Condensed Consolidated Unaudited Financial Statements.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six months ended
                                                                                             September 30,
                                                                                     ---------------------------
                                                                                         2000           1999
                                                                                     -----------     -----------
Operating activities:
      Net loss                                                                       ($3,149,571)    ($1,713,859)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                  76,699         100,181
           Compensation expense recorded upon issuance of annual stock
             award for board of directors                                                 45,000
           Compensation expense recorded upon issuance of warrants
             and compensatory stock options                                              639,713         114,000
           Changes in operating assets and liabilities:
                Notes receivable interest                                                (29,832)
                Accounts receivable                                                       89,749          52,550
                Other assets                                                               4,292         (33,483)
                Accounts payable and accrued expenses                                   (316,830)       (307,870)
                                                                                     -----------     -----------
                           Net cash used in operating activities                      (2,640,780)     (1,788,481)
                                                                                     -----------     -----------

Investing activities
      Issuances of related party notes receivable                                                        (30,000)
      Purchase of forensic vehicle                                                      (330,000)
      Purchase of contract receivable for forensic vehicle                              (135,000)
      Additions of leasehold improvements                                                (45,656)
      Purchases of software licenses and equipment                                      (158,864)       (238,176)
                                                                                     -----------     -----------
                           Net cash used in investing activities                        (669,520)       (268,176)
                                                                                     -----------     -----------

Financing activities:
      Repayments of notes payable to principal stockholder                                               (50,000)
      Repayments of loans payable to officers                                                           (140,810)
      Repayment of short-term notes payable                                                             (402,000)
      Sale of common stock                                                                             3,250,470
      Sale of preferred stock, net of selling expense                                  4,449,353
                                                                                     -----------     -----------
                           Net cash provided by financing activities                   4,449,353       2,657,660
                                                                                     -----------     -----------

Net increase in cash and cash equivalents                                              1,139,053         601,003
                                                                                     -----------     -----------

Cash and cash equivalents, beginning of year                                             167,299         795,480
                                                                                     -----------     -----------

Cash and cash equivalents, end of period                                             $ 4,831,061     $ 1,396,483
                                                                                     ===========     ===========

Supplemental disclosure of cash flow data:
      Interest paid                                                                                  $    93,425
                                                                                                     ===========

Supplemental disclosure of noncash investing and financing activities:
      Common stock issued as payment for:
           Notes payable to principal stockholder                                    $    20,000     $    50,000
                                                                                     ===========     ===========
           Accrued interest payable                                                  $     8,329     $    19,332
                                                                                     ===========     ===========
           Imputed preferred stock dividends                                         $ 4,831,061
                                                                                     ===========

       See Notes to Condensed Consolidated Unaudited Financial Statements.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Unaudited interim financial statements:

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended March 31, 2000.

        The results of operations for the three and six month periods ended September 30, 1999 and cash flows for the six month period ended September 30, 1999 occurred before the merger and are for GreyStone Technology, Inc. only.

Note 2 - The merger and other matters:

        On December 27, 1999 a merger between a subsidiary of Express Capital Concepts, Inc. and GreyStone Technology, Inc. was completed, whereupon Express Capital Concepts also underwent a 1-for-41.66667 reverse stock split (which reduced its issued and outstanding common stock to 480,000 shares), changed the par value of the stock from $0.0001 to $0.001 per share, reduced the total authorized common stock from 500,000,000 shares to 30,000,000 shares, and was renamed GreyStone Digital Technology, Inc. Simultaneously, 15,211,627 shares of common stock of Greystone Digital Technology, Inc. were issued to GreyStone Technology, Inc. common stock holders. The transaction has been accounted for as a reverse acquisition, wherein GreyStone Technology, Inc., the operating company, is treated as the acquirer for reporting purposes. The balance sheets, statements of operations, stockholders' equity and cash flows are consolidated between GreyStone Digital Technology, Inc, and GreyStone Technology, Inc. as of September 30, 2000. All significant inter-company accounts and transactions are eliminated in consolidation.

        Historically, the Company has funded its operations primarily through sales of common stock to and borrowings from its principal stockholder and sales of common stock and convertible notes payable to private investors pursuant to private placement memorandums and exemptions from registration under the Securities Act of 1933. Management plans to obtain the additional funds needed to enable the Company to continue as a going concern through the private placements of debt or equity securities. However, management cannot provide any assurance that the Company will be successful in consummating these private placements.

        The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplates that the Company will continue as a going concern and continue operations, realization of assets and satisfaction of liabilities in the ordinary course of business. If the Company is unable to raise additional capital, it may be required to liquidate assets or take actions which may not be favorable to the Company in order to continue its operations. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

        On May 22, 2000, the Company completed a $5,000,000 private placement of preferred stock. Management is actively pursuing additional investments of capital through subsequent private placements.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - The merger and other matters (concluded):

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

Note 3 - Notes receivable and accrued interest:

        Notes receivable at September 30, 2000 consists of two notes from an individual. The notes were originally due February 20, 2000, accrue interest at 9% and are collateralized by common stock in a company owned by the individual. The maturity date of the notes was extended to May 20, 2000, extended further to August 20, 2000 and subsequently extended to November 18, 2000.

Note 4 - Earnings (loss) per share:

        Effective March 31, 1998, the company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share, which requires the presentation of "basic" and "diluted" earnings (loss) per common share, as further explained in Note 1 of the notes to the audited financial statements of the company, included in Form 10-K for the fiscal year ended March 31, 2000. Basic net loss per share applicable to common stockholders includes imputed (non-cash) preferred stock dividends totaling $(0.30) for the six months ended September 30, 2000. (See Note 10).

        Since the company had losses applicable to common stock in the three and six month periods ended September 30, 2000 and 1999, the assumed effects of the exercise of outstanding stock options, warrants and convertible preferred stock were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying condensed consolidated unaudited statements of operations. Such options, warrants and convertible preferred stock could potentially dilute basic earnings per share in the future.

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

        Information on industry segments are scheduled below:


                                             Government         Commercial      Common/Corporate         Total
                                             -----------        -----------        -----------        -----------
Three months ended September 30, 2000:

             Revenue                         $   655,993        $         0        $         0        $   655,993
                                             ===========        ===========        ===========        ===========
             Net Loss                        ($  178,130)       ($  429,288)       ($  897,824)       ($1,505,242)
                                             ===========        ===========        ===========        ===========

Three months ended September 30, 1999:

             Revenue                         $   416,791        $    54,551        $    19,443        $   490,785
                                             ===========        ===========        ===========        ===========
             Net Loss                        ($  216,188)       ($   89,861)       ($  713,573)       ($1,019,622)
                                             ===========        ===========        ===========        ===========

Six months ended September 30, 2000:

             Revenue                         $ 1,196,037        $         0        $         0        $ 1,196,037
                                             ===========        ===========        ===========        ===========
             Net Loss                        ($  430,233)       ($  659,733)       ($2,059,605)       ($3,149,571)
                                             ===========        ===========        ===========        ===========

Six months ended September 30, 1999:

             Revenue                         $   865,332        $    54,699        $    30,324        $   950,355
                                             ===========        ===========        ===========        ===========
             Net Loss                        ($  272,928)       ($  215,089)       ($1,225,842)       ($1,713,859)
                                             ===========        ===========        ===========        ===========

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 - Warrants:

        The company has issued warrants in conjunction with the sale of convertible notes payable, assisting the company in acquiring capital, the extending of loans, as an incentive to equity investors and as part of the consideration paid to various consultants. Based on the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") using the Black-Scholes option pricing model and assuming a risk-free interest rate of 6%, expected warrant lives of one to ten years, expected volatility of 5% to 60% and dividends of 0%, the compensation expense relating to the warrants issued was $614,513 and $88,800 for the six months ended September 30, 2000 and 1999, respectively. Each warrant entitles the holder to purchase one share of common stock upon exercise. The warrants expire at various dates from 2002 through 2010. Additional information regarding warrants outstanding at September 30, 2000 and changes in outstanding warrants during the six months then ended follows:

                                               Number of           Exercise
                                               Warrants              Price
                                               ---------       -----------------
Outstanding at April 1, 2000                   7,209,096       $4.95  to  $12.00
     Granted                                   1,550,000       $5.38 and  $12.00
                                               ---------

 Outstanding at September 30, 2000             8,759,096       $4.95  to  $12.00
                                               =========
 Exercisable at September 30, 2000             7,741,097       $4.95  to  $12.00
                                               =========

 Weighted average fair value of warrants
     granted during the period                                            $ 2.61
                                                                          ======


Note 7 - Income taxes:

        The company had net operating loss carry forwards at September 30, 2000 of approximately $35,500,000 available to reduce future Federal taxable income and approximately $11,100,000 available to reduce state taxable income, if any. The net operating loss carry forwards expire between 2006 and 2020 for Federal tax purposes and 2001 and 2005 for state tax purposes. The related deferred tax assets were fully reserved through valuation allowances at September 30, 2000 and March 31, 2000 and, accordingly, there was no provision or credit for income taxes.

        The expected Federal income tax benefit, computed based on the company's pre-tax loss and the statutory Federal income tax rate, was approximately $1,071,000 for the six months ended September 30, 2000. The potential benefits were eliminated through equivalent increases in the company's valuation allowance primarily for deferred tax assets arising from net operating loss carry forwards (see Note 11 of the notes to the audited financial statements of the company which are included in the Form 10-K for the fiscal year ended March 31, 2000).

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8 - Stock option plans:

        As further explained in Note 13 of the notes to the audited financial statements, which are included in the Form 10-K for the fiscal year ended March 31, 2000, the company has two stock option plans, the "1991 Plan" and the "1994 Plan". In addition to incentive stock options (ISOs) issued under the plans, the company issued nonqualified stock options
        (NSOs) outside of the plans in 1994, 1995, 1997 and 1998. Information related to the plans and other options granted follows:

                           Options       Outstanding at
Year           Type      Authorized        09/30/00
---------      ----      ----------      --------------
1991 Plan       ISO       1,000,000         550,000
1994 Plan       ISO       2,000,000       1,772,851
1994            NSO         200,000         200,000
1995            NSO         200,000         200,000
1997            NSO         640,000         640,000
1998            NSO         750,000         750,000
                          ---------       ---------
                          4,790,000       4,112,851
                          =========       =========

        The amount of compensation expense recognized for the six months ended September 30, 2000 and 1999 relating to the granting of NSO stock options under the provisions of SFAS No. 123 was $25,200 for the six months ended September 30, 2000 and 1999.

        In the opinion of management, if compensation cost for the stock options granted to employees had been determined based on the fair value of the options at the grant date under the provisions of SFAS No. 123 using the Black-Scholes option pricing model and assuming a risk-free interest rate of 6%, expected option lives of one to ten years, expected volatility of 5% to 60% and dividends of 0%, the company's pro forma net loss arising from such computations would have been increased by approximately $322,000 and $627,000 for the six months ended September 30, 2000 and 1999, respectively.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8 - Stock option plans (concluded):

        Additional information regarding options outstanding under the company's stock option plans at September 30, 2000 and changes in outstanding options during the six months then ended follows:

                                                                    Weighted
                                           Shares or Price           Average
                                              Per Share           Exercise Price
                                           ---------------        --------------
Outstanding at April 1, 2000                     4,106,762            $4.31
Granted                                            101,089            $4.95
Cancelled                                          (95,000)           $5.15
                                            --------------            -----
Outstanding at September 30, 2000                4,112,851            $4.43
                                            ==============            =====

Price Range at September 30, 2000           $.275 to $6.80
                                            ==============

Exercisable at September 30, 2000                3,706,612            $4.36
                                            ==============            =====

Available for grant at September 30, 2000          677,149
                                            ==============

Weighted Average fair value
  of options granted during period                                    $3.64
                                                                      =====

        The following table summarizes information about stock options outstanding at September 30, 2000, all of which are at fixed prices:

                                      Weighted Average
                       Number of   Remaining Contractual    Number of
   Exercise             Options       Life of Options        Options
    Price             Outstanding   Outstanding in Years    Exercisable
--------------       ------------   --------------------   ------------
    $0.275                200,000               0.87            200,000
    $1.000                200,000               3.76            200,000
    $3.825              1,054,762               2.90          1,037,562
    $4.875                 42,089               9.96                  0
    $4.950              1,050,000               3.88          1,050,000
    $5.000                 59,000               9.84                  0
    $5.100                932,000               8.72            655,850
    $6.000                553,000               9.42            550,000
    $6.800                 22,000               7.65             13,200
                      ------------                         ------------
                         4,112,851                            3,706,612
                      ============                         ============

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 9 - Related party transactions and balances:

        In July 1999, a professional services agreement was made between the company and The Pointe-Force company, Inc. ("Pointe-Force"), an entity controlled by the spouse of a director of GreyStone. Pointe-Force supports the company in the areas of mergers and acquisitions, strategic planning, corporate financing and relations with the investment community. Under this one-year advisory services agreement, Pointe-Force is compensated in the amount of $11,000 per month, not including expenses. Additionally, the company loaned $20,000 on August 6, 1999, $10,000 on September 22, 1999 and $20,000 on November 17, 1999 to
        Pointe-Force and GreyStone's director. All loans are for a one-year term and bear interest at a rate of 8.75% per year. The maturity date of the loan that was due on August 6, 2000, has been extended to August 6, 2001.


Note 10 - Series A Convertible Preferred Stock

        On May 22, 2000, the Company completed the sale of $5,000,000 in convertible preferred stock to a group of private investors. The Company issued 5,000 shares of Series A Preferred Stock, convertible, immediately at the holders' discretion, into common stock at a rate of the lower of (1) 250 shares of common stock per share of preferred stock (equivalent to an investment of $4.00 per share of common stock issued) or (2) 80% of the volume weighted average price for the previous 250,000 shares traded prior to submission by the preferred stockholder of a conversion notice to the Company. Embedded in the preferred stock is a mandatory conversion requirement effective three years after the date of issuance. The Series A investors also received warrants to purchase 1,250,000 shares of common stock at an exercise price of $5.38 per share, and registration rights on the conversion shares and the shares issuable upon the exercise of the warrants. The preferred stock provides for a cumulative dividend of 8% per year, payable in common stock or cash. After payment of a 10% commission for introducing the investors to the Company, and legal fees totaling approximately $50,000, the Company received net proceeds of approximately $4,449,000 which it intends to use for general corporate purposes. In accordance with the Emerging Issues Task Force (EITF) Issue No 98-5, the Company recognized a beneficial conversion feature in the amount of $1,250,000 as an one-time non-cash preferred stock dividend. The amount represented the difference between the fixed conversion price of $4 per share at the date of issuance of the preferred shares and the $5 market price of the common stock at that date. In addition, the Company recognized a one time, imputed (non-cash) preferred stock dividend of $3,437,500 as a result of allocating a portion of the proceeds received to the fair value of the warrants issued, as determined by the Black-Sholes model. The aforementioned imputed preferred stock dividends associated with issuing the stock resulted in a one-time loss applicable to common stockholders of $(0.29) per share. The Company also recorded a non-cash preferred stock dividend of $99,726 and $143,561 for the three and six month periods ended September 30, 2000, respectively due to the 8% cumulative preferred stock dividend feature.

        In connection with the above sale of convertible preferred stock, the Company issued warrants to purchase 75,000 shares of common stock at an exercise price of $5.38 per share to the party who introduced the Company to the Series A private placement group.


Note 11 - Subsequent Events:

        At the Annual Meeting of Stockholders held on September 15, 2000, the stockholders ratified an amendment to the Company's certificate of incorporation to increase the number of authorized shares of common stock from 30,000,000 shares to 100,000,000 shares. Additionally, the stockholders ratified an amendment to the Company's 1994 Stock Option and Stock Bonus Plan to increase the number of shares issuable under the plan from 2,000,000 to 4,000,000 shares and voted to adopt a new GreyStone 2000 Stock Option Plan. All of these actions will be in effect upon the filing of required documents with the appropriate federal and state agencies.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues for the three months ended September 30, 2000 were $655,993 as compared to $490,785 for the three months ended September 30, 1999, reflecting an increase in revenue of $165,208 (or approximately 34%). During both these reporting periods, the Government Strategic Business Unit (SBU) generated essentially all the revenues, with the Commercial SBU generating $54,551 of revenue in the three months ended September 30, 1999. The increase in revenue was primarily the result of concentrated technical support to military experimentation events; follow-on tasking from current customers and additional subcontracting activities in the Government SBU. During this current reporting period, the Government SBU completed a SPAWAR Battlefield Visualization delivery order in support to a major Joint Forces experiment. A new contract was awarded by General Atomics Aeronautical Systems' Predator UAV program for RAGE support, and additional delivery orders were awarded by SPAWAR under the Battlefield Visualization contract for engineering services work with the Marine Corps Warfighting Laboratory. As of September 30, 2000, the company's backlog of government contractual work was approximately $576,000. The entire backlog is expected to be completed within the current fiscal year ended March 31, 2001. In March 1999, GreyStone was awarded a $15.1 million delivery order contract from SPARWARSYSCEN - San Diego. Approximately $2.7 million in delivery orders have been authorized under this contract through September 30, 2000, leaving an available ceiling of approximately $12.4 million during the remaining 40 months of the contract.

During the next nine months, GreyStone's Commercial SBU expects to generate revenues from the sale of its new entertainment system, the MercRacer 3000(TM) motion platform, featuring a GreyStone game, which has been re-titled Canyon Fighter(TM). The Commercial SBU may incur additional losses during the next nine months as it introduces its new entertainment products to the market.

Cost of revenues increased to $494,414 during the current three-month period as compared to $292,945 for the same three-month period in the previous year. As a percentage of revenues, costs of revenues were 75% in the current period compared to 60% in the previous period. Cost of revenues increased in the current period due to an increase in purchased engineering services costs in support of new contractual work, an increase in the use of subcontractors and an increase in the Government SBU overhead rate and company fringe benefit rate from the prior period. The Government SBU overhead rate increase was the result of additional costs associated with recruiting and hiring qualified engineering software personnel during the current three-month period in order to support increased activities of the Government SBU. The fringe rate applied to the cost of revenues for the prior three-month period was less than the current period rate due to lower medical claims in the previous period. Additionally, direct travel costs were higher in the current period as a result of GreyStone's increased support of overseas and domestic military exercises and contracts.

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

Marketing and sales expenses were $269,957 or 41% of revenues in the current period compared to $191,529 or 39% of revenues for the previous period, an increase of $78,428 in the current period. The Commercial SBU primarily caused the increase in marketing and sales expenses by preparing for the product release of the MercRacer 3000 at the upcoming IAAPA trade show in Atlanta, Georgia in November 2000 with related product promotion, marketing, and sales support activities. In general, marketing and sales expenses result from bid and proposal activity as well as attendance at trade shows, company product demonstrations and other marketing related activities such as new sales calls, sales literature, product brochures and marketing software development. These types of expenses vary from period to period and are highly dependent upon the extent and manner in which the company focuses its efforts regarding potential future opportunities during the reporting period.

Research and development expenses increased to $499,041 for the current period, compared to $292,917 for the previous period, resulting in an increase of $206,124. The majority of the increase occurred in the Commercial SBU due to intensified development needed to complete a deliverable production version of the new MercRacer 3000(TM) motion base entertainment platform, along with the initial development of a new title for play on the MercRacer 3000(TM) system. Development of a 3D virtual workspace environment "Virtual-Info-Space (TM)" for the Info-Space SBU also contributed to increased research and development expenses.

General and administrative expenses were $946,273 compared to $732,924 for the previous period, resulting in an increase of $213,349. General and administrative increases were primarily the result of increases in public relations expenses and outside professional consulting fees.

Other income of $48,450 consisted of interest income, including $1,668 from related parties' notes.

The net loss of $1,505,242 increased by $485,620 or 48% from the $1,019,622 net loss reported in the previous reporting period. In summary, during the current year, revenues were up by $165,208 or 34%, while total expenses, net of other income, increased $650,828 or 43%.

The Company recorded a non-cash preferred stock dividend of $99,726 for the three month period ended September 30, 2000, for the 8% preferred stock dividend feature provided for in the Series A Convertible Preferred Stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues for the six months ended September 30, 2000 were $1,196,037 as compared to $950,355 for the six months ended September 30, 1999, reflecting an increase in revenue of $245,682 (or approximately 26%). During these periods, the Government Strategic Business Unit (SBU) generated essentially all revenues, with the exception of $54,699 of revenue generated by the Commercial SBU in the six months ending September 30, 1999. The increase in revenue was primarily the result of an expanded government customer base and increased funding to current tasking with the SPARWARSYSCEN - San Diego. In March 1999, GreyStone was awarded a $15.1 million delivery order contract from SPARWARSYSCEN - San Diego. Approximately $2.7 million in delivery orders have been authorized under this contract through September 30, 2000, leaving an available ceiling of approximately $12.4 million during the remaining 40 months of the contract. The broad scope and extended performance period of this prime contract allows numerous government customers cost effective access to the Company's modeling and simulation capabilities. For the six-month period ending September 30, 2000, government customers other than SPARWARSYSCEN - San Diego, have funded seven additional Delivery Orders. The Company anticipates that this trend will continue. As of September 30, 2000, the company's backlog was approximately $576,000. The entire backlog is expected to be completed within the current fiscal year ended March 31, 2001.

During the next twelve months, GreyStone's Commercial SBU expects to generate revenues from the sale of its new Commercial entertainment system, the MercRacer 3000(TM) motion platform, featuring a GreyStone game, Canyon Fighter(TM). The Commercial SBU may incur additional losses during the next nine months as it promotes, markets, and introduces its new entertainment products to the market.

Cost of revenues increased to $917,916 during the current six-month period as compared to $519,789 for the same six-month period in the previous year. As a percentage of revenues, costs of revenues were 77% in the current period compared to 55% in the previous period. Cost of revenues increased in the current period due to an increase in purchased engineering services costs in support of new contractual work, an increase in the use of subcontractors and an increase in the Government SBU overhead rate and company fringe benefit rate from the prior period. The Government SBU overhead rate increase was the result of additional costs associated with recruiting and hiring qualified engineering software personnel during the current six-month period in order to support increased activities of the Government SBU. The fringe rate applied to the cost of revenues for the prior six-month period was less due than the current period rate due to lower medical claims in the previous period. Additionally, direct travel costs were higher in the current period as a result of GreyStone's increased support of overseas and domestic military exercises and contracts.

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

Marketing and sales expenses were $528,689 or 44% of revenues in the current period compared to $358,040 or 38% of revenues for the previous period, an increase of $170,649 in the current period. The increase in marketing and sales expenses was in both the Government and Commercial SBU. In the Government SBU, the increase reflects the development of a promotional CD that details the products, services and accomplishments of GreyStone's Government SBU and a greater level of marketing effort in support of the company's UAV Toolkit(TM) and Rage(TM) software products. The Commercial SBU primarily caused its increase in marketing and sales expenses from preparing for the product release of the MercRacer 3000 at the upcoming IAAPA trade show in Atlanta, Georgia in November 2000 with related product promotion, marketing, and sales support activities. In general, marketing and sales expenses result from bid and proposal activity as well as attendance at trade shows, company product demonstrations and other marketing related activities such as new sales calls, sales literature, product brochures and marketing software development. These types of expenses vary from period to period and are highly dependent upon the extent and manner in which the company focuses its efforts regarding potential future opportunities during the reporting period.

Research and development expenses increased to $839,399 for the current period, compared to $530,219 for the previous period, resulting in an increase of $309,180. The majority of the increase occurred in the Commercial SBU due to intensified development needed to complete a deliverable production version of the new MercRacer 3000(TM) motion base entertainment platform, along with the initial development of a new title for play on the MercRacer 3000(TM) system. Development of a 3D virtual workspace environment "Virtual-Info-Space (TM)" for the Info-Space SBU also contributed to increased research and development expenses.

General and administrative expenses were $2,135,461 compared to $1,248,892 for the previous period, resulting in an increase of $886,569. $570,713 of this increase was the result of non-cash compensation associated with the granting of stock awards, warrants and compensatory stock options. The remainder of the increase was for public relations expenses and outside professional services.

Other income of $75,857 consisted of interest income, including $2,758 of interest income from related parties notes.

The net loss of $3,149,571 increased by $1,435,712 from the $1,713,859 net loss reported in the previous reporting period. In summary, during the current period, revenues were up by $245,682 or 26%, while total expenses, net of other income, increased by $1,681,394 or 63%.

Series A Convertible Preferred Stock - On May 22, 2000, the Company completed the sale of $5,000,000 in convertible preferred stock to a group of private investors. The Company issued 5,000 shares of Series A Preferred Stock with a $1,000 liquidation preference value, convertible immediately into common stock at a rate of the lower of (1) 250 shares of common stock per share of preferred stock (equivalent to an investment of $4.00 per share of common stock issued) or
(2) 80% of the volume weighted average price for the previous 250,000 shares traded prior to submission by the preferred stockholder of a conversion notice to the Company. Embedded in the preferred stock is a mandatory conversion requirement effective three years after the date of issuance. The Series A investors also received warrants to purchase 1,250,000 shares of common stock at an exercise price of

 $5.38 per share, and registration rights on the conversion shares and the shares issuable upon the exercise of the warrants. The preferred stock provides for a cumulative dividend of 8% per year, payable in common stock or cash. After payment of a 10% commission for introducing the investors to the Company, and legal fees totaling approximately $50,000, the Company received net proceeds of approximately $4,449,000 which it intends to use for general corporate purposes. In accordance with the AICPA's Emerging Issues Task Force (EITF) Issue No 98-5, the Company recognized a beneficial conversion feature in the amount of $1,250,000 as a one-time non-cash preferred stock dividend. The amount represented the difference between the fixed conversion price of $4 per share at the date of issuance of the preferred shares and the $5 market price of the common stock at that date. In addition, also in accordance with EITF Issue No. 98-5, the Company recognized a one-time imputed (non-cash) preferred stock dividend of $3,437,500 representing the fair value of the warrants issued in connection with the sale of the preferred stock, as determined by the Black-Sholes model. The aforementioned imputed dividends associated with issuing the stock resulted in an one-time non-cash loss applicable to common stockholders of $(0.29) per share. The Company also recorded a non-cash preferred stock dividend of $99,726 and $143,561 for the three and six month periods ended September 30, 2000, respectively for the 8% cumulative preferred stock dividend feature.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended September 30, 2000 was $2,640,780, whereas cash used for operating activities in the six months ended September 30, 1999 was $1,788,481. Although the net loss for the current six month period was $3,149,571, an increase of $1,435,712 from the previous reporting period net loss amount of $1,713,859, non cash outlays for depreciation and compensation expense in the current period were $761,412, as compared to $214,181 in the previous reporting period, an increase of $547,231. Additionally, cash was used to reduce accounts payable and accrued expenses in the current period by $316,830, and other assets decreased by $4,292, accounts receivable decreased by $89,749 and accrued interest on the notes receivable increased by $29,832.

Net cash used in investing activities was $669,520 during the current six-month reporting period compared to $268,176 for the previous reporting period. Current period investing activities included purchases of software licenses and equipment of $158,864, leasehold improvements of $45,656 and the purchase of finished goods inventory in the amount of $330,000 from a target company that GreyStone entered into a letter of intent to acquire. Additionally, the Company purchased the right to receive $135,000 for future payments on invoices generated by the target company upon award from the target company of a proposed contract.

Net cash provided by financing activities was $4,449,353 in the current period compared to $2,657,660 for the previous comparable period. The $4,449,353 was the net result of the sale on May 22,2000 of $5,000,000 in convertible preferred stock to a group of private investors and is net of a 10% commission and legal fees. The Company will use the net proceeds for general corporate purposes.

At September 30, 2000, the Company had $1,306,352 in cash and cash equivalents, as compared to $167,299 for the fiscal year ended March 31, 2000.

Historically, the Company has funded its operations primarily through sales of common stock to and borrowings from its principal stockholder and sales of common stock and convertible notes payable to private investors pursuant to private placement memorandums and exemptions from registration under the Securities Act of 1933. Management plans to obtain the additional funds needed to enable the Company to continue as a going concern through the private placements of debt or equity securities. However, management cannot provide any assurance that the Company will be successful in consummating these private placements.

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplates that the Company will continue as a going concern and continue operations, realization of assets and satisfaction of liabilities in the ordinary course of business. If the Company is unable to raise additional capital, it may be required to liquidate assets or take actions which may not be favorable to the Company in order to continue its operations. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this report, we are not a party to any claims or legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Changes in securities that occurred during the reporting period have been previously reported on Registrant's Annual Report on Form 10-K for the year ended March 31, 2000, filed on June 29, 2000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Stockholders held on September 15, 2000, the Stockholders elected the following individuals for one-year terms to the board of directors: Richard A. Smith, Thomas D. Aldern, Jon M. Reynolds, James W. Johnston, Alan D. Stone, and Dr. Malcolm R. Currie. These individuals have received a plurality of the votes eligible to vote, voting either in person or by proxy.

In addition, the Stockholders voted upon the following matters:

Ratification of an amendment to the Company's certificate of incorporation to increase the number of authorized shares of common stock from 30,000,000 shares to 100,000,000 shares.

Affirmative votes .................................      14,424,845
Negative votes ....................................          66,710
Abstaining and broker non-votes ...................          11,995

Ratification of the 1994 Stock Option Plan and authorization of an increase of shares issuable under the plan from 2,000,000 to 4,000,000

Affirmative votes .................................      10,905,814
Negative votes ....................................          75,960
Abstaining and broker non-votes ...................          20,284

Adoption of GreyStone 2000 Stock Option Plan

Affirmative votes .................................      10,908,197
Negative votes ....................................          77,877
Abstaining and broker non-votes ...................          15.984

Ratification of selection of J. H. Cohn LLP as the Company's auditors.

Affirmative votes .................................      14,487,699
Negative votes ....................................           9,771
Abstaining ........................................           6,080

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        Exhibit No.                              Exhibit
        -----------                              -------
            27.0                                     Financial Data Schedule

(b)     Reports on Form 8-K

During the three months ended September 30, 2000, the company filed one current report on Form 8-K dated July 12, 2000 to report the completion of the sale of $5,000,000 in convertible preferred stock, which included the stock purchase agreement, form of a warrant, registration rights agreement, certificate of designation, and the press release dated May 22, 2000 relating to the transaction. The current report also announced the addition of Dr. Malcolm R. Currie to the board of directors, and the related press release dated June 15, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      GreyStone Digital Technology, Inc.

                                      /s/ MARSHALL GELLER
                                      ----------------------------------
                                      Marshall Geller
                                      Chief Financial Officer

Dated:  November 14, 2000

                                  EXHIBIT INDEX


   Exhibit No.    Exhibit
  -----------     -------
      27.0        Financial Data Schedule