Form 10-Q/A
period 2000-09-30
GREYSTONE DIGITAL TECHNOLOGY INC
filed 2000-11-17
CIK 840254

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                FORM 10-Q/A No. 1
                                 ---------------
    (Mark One)

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
                                       ==============    ==============     ==============     ==============

See Notes to Condensed Consolidated Unaudited Financial Statements.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six months ended
                                                                                             September 30,
                                                                                     ---------------------------
                                                                                         2000           1999
                                                                                     -----------     -----------
Operating activities:
      Net loss                                                                       ($3,149,571)    ($1,713,859)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                  76,699         100,181
           Compensation expense recorded upon issuance of annual stock
             award for board of directors                                                 45,000
           Compensation expense recorded upon issuance of warrants
             and compensatory stock options                                              639,713         114,000
           Changes in operating assets and liabilities:
                Notes receivable interest                                                (29,832)
                Accounts receivable                                                       89,749          52,550
                Other assets                                                               4,292         (33,483)
                Accounts payable and accrued expenses                                   (316,830)       (307,870)
                                                                                     -----------     -----------
                           Net cash used in operating activities                      (2,640,780)     (1,788,481)
                                                                                     -----------     -----------

Investing activities
      Issuances of related party notes receivable                                                        (30,000)
      Purchase of forensic vehicle                                                      (330,000)
      Purchase of contract receivable for forensic vehicle                              (135,000)
      Additions of leasehold improvements                                                (45,656)
      Purchases of software licenses and equipment                                      (158,864)       (238,176)
                                                                                     -----------     -----------
                           Net cash used in investing activities                        (669,520)       (268,176)
                                                                                     -----------     -----------

Financing activities:
      Repayments of notes payable to principal stockholder                                               (50,000)
      Repayments of loans payable to officers                                                           (140,810)
      Repayment of short-term notes payable                                                             (402,000)
      Sale of common stock                                                                             3,250,470
      Sale of preferred stock, net of selling expense                                  4,449,353
                                                                                     -----------     -----------
                           Net cash provided by financing activities                   4,449,353       2,657,660
                                                                                     -----------     -----------

Net increase in cash and cash equivalents                                              1,139,053         601,003
                                                                                     -----------     -----------

Cash and cash equivalents, beginning of year                                             167,299         795,480
                                                                                     -----------     -----------

Cash and cash equivalents, end of period                                             $ 1,306,352     $ 1,396,483
                                                                                     ===========     ===========

Supplemental disclosure of cash flow data:
      Interest paid                                                                                  $    93,425
                                                                                                     ===========

Supplemental disclosure of noncash investing and financing activities:
      Common stock issued as payment for:
           Notes payable to principal stockholder                                    $    20,000     $    50,000
                                                                                     ===========     ===========
           Accrued interest payable                                                  $     8,329     $    19,332
                                                                                     ===========     ===========
           Imputed preferred stock dividends                                         $ 4,831,061
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



                                      GreyStone Digital Technology, Inc.

                                      /s/ MARSHALL GELLER
                                      ----------------------------------
                                      Marshall Geller
                                      Chief Financial Officer

Dated:  November 17, 2000

                                  EXHIBIT INDEX


   Exhibit No.    Exhibit
  -----------     -------
      27.0        Financial Data Schedule