Form 10-Q/A
period 2000-06-30
GREYSTONE DIGITAL TECHNOLOGY INC
filed 2000-11-28
CIK 840254

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                               FORM 10-Q / A No. 1
                                 ---------------

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number: 000-28909

                       GreyStone Digital Technology, Inc.
                       ----------------------------------
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

                                  -------------

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

                                      INDEX

                       GreyStone Digital Technology, Inc.

                                                                                    Page No.
                                                                                    --------
PART I.        FINANCIAL INFORMATION FOR GREYSTONE DIGITAL TECHNOLOGY
               AND SUBSIDIARY                                                           3

       Item 1. FINANCIAL STATEMENTS                                                     3

               Condensed Consolidated Balance Sheets at June 30, 2000
                      (unaudited) and March 31, 2000                                    3

               Condensed Consolidated Statements of Operations (unaudited) for
                      the three months ended June 30, 2000 and 1999                     4

               Condensed Consolidated Statement of Stockholders' Equity (unaudited)
                      for the three months ended June 30, 2000                          5

               Condensed Consolidated Statements of Cash Flows (unaudited)
                      for the three months ended June 30, 2000 and 1999                 6

               Notes to Condensed Consolidated Financial Statements                     7

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                     13

       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK                                                             17

PART II.       OTHER INFORMATION                                                       17

       Item 1. LEGAL PROCEEDINGS                                                       17

       Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                               18

       Item 3. DEFAULTS UPON SENIOR SECURITIES                                         18

       Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     18

       Item 5. OTHER INFORMATION                                                       18

       Item 6. EXHIBITS AND REPORTS ON FORM 8-K                                        18

EXHIBIT INDEX                                                                          19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        June 30,
                                                                            2000         March 31,
                                                                     (Unaudited)              2000
                                                                    ------------      ------------
                                              ASSETS

Current assets:
  Cash and cash equivalents                                         $  2,858,050      $    167,299
  Accounts receivable, net of allowance for doubtful accounts
    of $40,000                                                           201,246           372,981
  Other current assets                                                    39,115            54,235
                                                                    ------------      ------------
            Total current assets                                       3,098,411           594,515

Notes receivable, including accrued interest of $29,540
  and $16,077                                                            629,540           616,077
Forensic vehicle                                                         330,000
Equipment and furniture, net of accumulated depreciation
  and amortization of $2,338,649 and $2,302,999                          293,296           278,075
Contract receivable for forensic equipment                               135,000
Deposits                                                                  87,678            87,678
Related party notes receivable, including accrued interest
  of $22,227 and $21,137                                                  72,227            71,137
                                                                    ------------      ------------
            Totals                                                  $  4,646,152      $  1,647,482
                                                                    ============      ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                             $    528,296      $    970,092
  Notes payable to principal stockholder                                      --            20,000
                                                                    ------------      ------------
            Total current liabilities                                    528,296           990,092
                                                                    ------------      ------------

Stockholders' equity:
  Series A Preferred stock, $.001 par value; $1,000 liquidation preference value per share; 3,000,000 shares authorized;
    5,000 shares, Series A Convertible issued and outstanding                  5
  Additional paid in capital - Preferred stock                         5,297,286
  Common stock, $.001 par value; 30,000,000 shares authorized;
    16,284,475 and 16,278,179 shares issued and outstanding               16,284            16,278
  Additional paid in capital - Common stock                           43,909,277        39,816,415
  Subscriptions receivable from equity transactions                   (1,510,792)       (1,510,792)
  Accumulated deficit                                                (43,594,204)      (37,664,511)
                                                                    ------------      ------------
            Total stockholders' equity                                 4,117,856           657,390
                                                                    ------------      ------------
            Totals                                                  $  4,646,152      $  1,647,482
                                                                    ============      ============

See Notes to Condensed Consolidated Unaudited Financial Statements.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  Three months ended June 30,
                                                                    2000
                                                                 (Restated)            1999
                                                                 ------------      ------------
Revenues                                                         $    540,044      $    459,570
                                                                 ------------      ------------

Expenses:
   Cost of revenues                                                   423,502           226,844
   Marketing and sales                                                258,732           166,511
   Research and development                                           340,358           237,302
   General and administrative                                         981,364           515,968
                                                                 ------------      ------------
       Totals                                                       2,003,956         1,146,625
                                                                 ------------      ------------

Loss from operations                                               (1,463,912)         (687,055)
                                                                 ------------      ------------

Other income (expense):
  Interest income, including $14,553 from related parties              27,407
  Interest expense, including $0 and $7,182 on
    loans from principal stockholder                                                     (7,182)
                                                                 ------------      ------------
       Totals                                                          27,407            (7,182)
                                                                 ------------      ------------

Net loss                                                         $ (1,436,505)     $   (694,237)


Preferred stock dividends:

   Imputed stock dividend related to issuance of warrants          (3,645,250)

   Imputed stock dividends for beneficial conversion feature         (804,103)

   Imputed cumulative stock dividends at 8%                           (43,835)
                                                                 ------------      ------------

Net loss applicable to common stock                              $ (5,929,693)     $   (694,237)
                                                                 ============      ============

Basic net loss per common share                                  $      (0.36)     $      (0.05)
                                                                 ============      ============

Basic weighted average number of common shares
  outstanding                                                      16,284,406        14,880,743
                                                                 ============      ============

See Notes to Condensed Consolidated Unaudited Financial Statements.

                      GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                        Three months ended June 30, 2000


                                Preferred Stock                    Common Stock
                           --------------------------  ------------------------------------ Subscriptions
                                           Additional                          Additional    Receivable
                                   Amount   Paid-In                  Amount      Paid-In     from Equity   Accumulated
                           Shares  At Par   Capital       Shares     At Par      Capital     Transactions    Deficit       Total
                           ------  ------  ----------  -----------   -------  -------------  ------------  ------------  ----------
Balance, April 1, 2000                                  16,278,179   $16,278   $39,816,415   $(1,510,792)  $(37,664,511) $  657,390

Preferred stock sold
  for cash, net of
  expenses of $550,647     5,000     $5    $4,449,348                                                                     4,449,353

Imputed preferred stock
  dividend related to
  issuance of detachable
  warrants for common
  stock in connection
  with the sale of the
  preferred stock                                                                3,645,250                   (3,645,250)

Imputed preferred stock
  dividends for beneficial
  conversion feature                          804,103                                                          (804,103)

Common stock issued upon
  conversion of notes
  payable to principal
  stockholder                                                4,444         4        19,996                                   20,000

Common stock issued to
  pay accrued interest
  upon conversion of
  notes payable to
  principal stockholder                                      1,852         2         8,327                                    8,329

Warrants issued to
  purchase common stock                                                            406,689                                  406,689

Stock options to purchase
  common stock granted to
  non-employees                                                                     12,600                                   12,600

Imputed preferred stock
  dividends at 8%                              43,835                                                           (43,835)

Net loss                                                                                                     (1,436,505) (1,436,505)
                           -----     --    ----------  -----------   -------   -----------   -----------   ------------  ----------
Balance, June 30, 2000     5,000     $5    $5,297,286   16,284,475   $16,284   $43,909,277   $(1,510,792)  $(43,594,204) $4,117,856
                           =====     ==    ==========  ===========   =======   ===========   ===========   ============  ==========

See Notes to Condensed Consolidated Unaudited Financial Statements.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              Three months ended June 30,
                                                                                2000               1999
                                                                             -----------        -----------
Operating activities:
     Net loss                                                                $(1,436,505)       $  (694,237)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                            35,650             40,877
         Compensation expense recorded upon issuance of warrants
           and compensatory stock options                                        419,289             93,000
         Changes in operating assets and liabilities:
             Notes receivable, including interest                                (14,553)
             Accounts receivable                                                 171,735             (7,507)
             Other assets                                                         15,120            (27,341)
             Accounts payable and accrued expenses                              (433,467)          (666,100)
                                                                             -----------        -----------
                      Net cash used in operating activities                   (1,242,731)        (1,261,308)
                                                                             -----------        -----------

Investing activities
     Purchase of forensic vehicle                                               (330,000)
     Purchase of contract receivable for forensic equipment                     (135,000)
     Purchases of software licenses and equipment                                (50,871)           (33,646)
                                                                             -----------        -----------
                      Net cash used in investing activities                     (515,871)           (33,646)
                                                                             -----------        -----------

Financing activities:
     Repayments of notes payable to principal stockholder                                           (50,000)
     Repayments of loans payable to officers                                                       (140,810)
     Repayment of short-term notes payable                                                         (402,000)
     Sale of common stock                                                                         2,752,525
     Sale of preferred stock, net of selling expense                           4,449,353
                                                                             -----------        -----------
                      Net cash provided by financing activities                4,449,353          2,159,715
                                                                             -----------        -----------

Net increase in cash and cash equivalents                                      2,690,751            864,761

Cash and cash equivalents, beginning of period                                   167,299            795,480
                                                                             -----------        -----------

Cash and cash equivalents, end of period                                     $ 2,858,050        $ 1,660,241
                                                                             ===========        ===========

Supplemental disclosure of cash flow data:
     Interest paid                                                                              $    93,425
                                                                                                ===========

Supplemental disclosure of noncash investing and financing activities:

     Common stock issued as payment for:
         Notes payable to principal stockholder                              $    20,000        $    50,000
                                                                             ===========        ===========
         Accrued interest payable                                            $     8,329        $    19,332
                                                                             ===========        ===========
         Imputed preferred stock dividends                                   $ 4,493,188
                                                                             ===========

See Notes to Condensed Consolidated Unaudited Financial Statements.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Unaudited interim financial statements:

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2000.

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

             The Company has amended the quarter ended June 30, 2000 Form 10-Q to reflect a one-time non-cash preferred stock dividend of $4,449,353, the capitalization of a finders fee of approximately $208,000 and cumulative imputed preferred stock dividends of $43,835. In connection with a $5 million private placement of Series A Preferred Stock, discussed in detail in Note 10, the Company recognized an imputed stock dividend related to the issuance of detachable warrants, an imputed stock dividend for a beneficial conversion feature and imputed cumulative preferred stock dividends at 8%. As a result, the net loss applicable to common stockholders was restated from $1,644,320 to $5,929,693. The basic loss per common share was restated from $0.10 to $.36 as a result of the one-time imputed (non-cash) preferred stock dividend.

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

Note 4 - Earnings (loss) per share:

             Effective March 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share, which requires the presentation of "basic" and "diluted" earnings (loss) per common share, as further explained in Note 1 of the notes to the audited financial statements of the Company, included in Form 10-K for the fiscal year ended March 31, 2000. Basic net loss per share applicable to common stockholders includes preferred stock dividends totaling $(.28) for the three months ended June 30, 2000 (See Note 10).

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

             Information on industry segments are scheduled below:

                                       Government       Commercial    Common/Corporate      Total
                                       ----------       ----------    ----------------      -----
Three months ended June 30, 2000

             Revenue                   $ 540,044        $       0        $       0        $   540,044
                                       =========        =========        =========        ===========

             Net Loss                  $(252,103)       $(230,445)       $(953,957)       $(1,436,505)
                                       =========        =========        =========        ===========

Three months ended June 30, 1999

             Revenue                   $ 448,541        $     148        $  10,881        $   459,570
                                       =========        =========        =========        ===========

             Net Loss                  $ (56,740)       $(125,228)       $(512,269)       $  (694,237)
                                       =========        =========        =========        ===========

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 - Warrants:

             The Company has issued warrants in conjunction with the sale of convertible notes payable, assisting the Company in acquiring capital, the extending of loans, as an incentive to equity investors and as part of the consideration paid to various consultants. Based on the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") using the Black-Scholes option pricing model and assuming a risk-free interest rate of 6%, expected warrant lives of one to ten years, expected volatility of 5% to 60% and dividends of 0%, the compensation expense relating to the warrants issued was $406,689 and $88,800 for the three months ended June 30, 2000 and 1999, respectively. Each warrant entitles the holder to purchase one share of common stock upon exercise. The warrants expire at various dates from 2002 through 2010. Additional information regarding warrants outstanding at June 30, 2000 and changes in outstanding warrants during the three months then ended follows:

                                                                 Number of      Exercise
                                                                 Warrants       Price
                                                                 ---------      --------
                   Outstanding at April 1, 2000                  7,209,096      $4.95 to $12.00
                        Granted                                  1,550,000      $5.38 and $12.00
                                                                 =========

                   Outstanding at June 30, 2000                  8,759,096      $4.95 to $12.00
                                                                 =========

                   Exercisable at June 30, 2000                  7,741,097      $4.95 to $12.00
                                                                 =========

                   Weighted average fair value of warrants
                       granted during the period                                     $2.61
                                                                                     =====

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

                                           Options      Outstanding at
Year                     Type           Authorized            06/30/00
----                     ----           ----------      --------------
1991 Plan                ISO             1,000,000             550,000
1994 Plan                ISO             2,000,000           1,753,762
1994                     NSO               200,000             200,000
1995                     NSO               200,000             200,000
1997                     NSO               640,000             640,000
1998                     NSO               750,000             750,000
                                         ---------           ---------
                                         4,790,000           4,093,762
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

             Additional information regarding options outstanding under the Company's stock option plans at June 30, 2000 and changes in outstanding options during the three months then ended follows:

                                                               Weighted
                                       Shares or price          Average
                                             Per Share   Exercise Price
                                       ---------------   --------------
Outstanding at April 1, 2000                4,106,762        $4.31
Granted                                         9,000        $5.00
Cancelled                                     (22,000)       $5.10
                                       --------------
Outstanding at June 30, 2000                4,093,762        $4.43
                                       ==============
Price Range at June 30, 2000           $.275 to $6.80
                                       ==============
Exercisable at June 30, 2000                3,672,248        $4.36
                                       ==============
Available for grant at June 30, 2000          696,238
                                       ==============
Weighted average fair value
  of options granted during period                           $2.86

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8 - Stock option plans (concluded):

             The following table summarizes information about stock options outstanding at June 30, 2000, all of which are at fixed prices:

                                              Weighted
                                               Average
                                             Remaining
                                           Contractual
                                               Life of
                             Number of         Options          Number of
                               Options  Outstanding in            Options
Exercise Price             Outstanding           Years        Exercisable
-------------------------------------------------------------------------
 $0.275                        200,000            1.12           200,000

 $1.000                        200,000            4.01           200,000

 $3.825                      1,054,762            3.16         1,037,562

 $4.950                      1,050,000            4.13           966,666

 $5.000                          9,000            9.90                 0

 $5.100                      1,002,000            8.98           703,020

 $6.000                        553,000            9.68           550,000

 $6.800                         25,000            7.90            15,000
                             ---------                         ---------
                             4,093,762                         3,672,248
                             =========                         =========

Note 9 - Related party transactions and balances:

             In July 1999, a professional services agreement was made between the Company and The Pointe-Force Company, Inc. ("Pointe-Force"), an entity controlled by the spouse of a director of GreyStone. Pointe-Force supports the Company in the areas of mergers and acquisitions, strategic planning, corporate financing and relations with the investment community. Under this one-year advisory services agreement, the director is compensated in the amount of $11,000 per month, not including expenses. Additionally, the Company loaned $20,000 on August 6, 1999, $10,000 on September 22, 1999 and $20,000 on November 17, 1999 to Pointe-Force and GreyStone's director. All loans are for a one-year term and bear interest at a rate of 8.75% per year. The maturity date of the loan that was due on August 6, 2000, is currently being extended.

Note 10 - Series A Convertible Preferred Stock

             On May 22, 2000, the Company completed the sale of $5,000,000 in convertible preferred stock to a group of private investors. The Company issued 5,000 shares of Series A Preferred Stock, convertible, immediately at the holders' discretion, into common stock at a rate of the lower of (1) 250 shares of common stock per share of preferred stock (equivalent to an investment of $4.00 per share of common stock issued) or (2) 80% of the volume weighted average price for the previous 250,000 shares traded prior to submission by the preferred stockholder of a conversion notice to the Company. Embedded in the preferred stock is an optional feature allowing the investor to convert to common stock immediately, as well as a mandatory conversion requirement effective three years after the date of issuance. The Series A investors also received warrants to purchase 1,250,000 shares of common stock at an exercise price of $5.38 per share, and registration rights on the conversion shares and the shares issuable upon the exercise of the warrants. The preferred stock provides for a cumulative dividend of 8% per year, payable in common stock or cash. After payment of a 10% commission for introducing the investors to the Company, and legal fees totaling approximately $50,000, the Company received net proceeds of approximately $4,449,000 which it intends to use for general corporate purposes. In accordance with the Emerging Issues Task Force (EITF) Issue No 98-5, the Company recognized a beneficial conversion feature in the amount of $804,103 as a one-time imputed (non-cash) preferred stock dividend. The amount represented the difference between the initial conversion price at the date of issuance of the preferred shares and the market price of the common stock at that date. In addition, the Company recorded a one-time, imputed (non-cash) preferred stock dividend of $3,437,500 as a result of allocating a portion of the proceeds received to the fair value of the warrants issued, as determined by the Black-Scholes model.

             In connection with the above sale of convertible preferred stock, the Company issued warrants to purchase 75,000 shares of common stock at an exercise price of $5.38 per share to the party who introduced the Company to the Series A private placement group. As a result, the Company recorded a one-time imputed (non-cash) preferred stock dividend of $207,750.

             The aforementioned imputed preferred stock dividends associated with issuing the stock resulted in a one-time non-cash loss applicable to common stockholders of $(0.27) per share. The Company also recorded a non-cash preferred stock dividend of $43,835 for the three month period ended June 30, 2000, due to the 8% cumulative preferred stock dividend feature.

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

Marketing and sales expenses were $258,732 or 48% of revenues in the current quarter compared to $166,511 or 36% of revenues for like quarter in the previous year, an increase of $92,221. The increase in marketing and sales expenses was due to the greater level of marketing effort of the Government SBU in support of RAGE(TM), the Company's real-time visualization software product and related engineering services. Marketing and sales expenses result from bid and proposal activity as well as attendance at trade shows, company product demonstrations and in-house marketing related activities such as product brochures and marketing software development. Marketing and sales expenses will vary from period to period as they depend highly upon the extent and manner in which the company alters its efforts regarding potential contract opportunities during the reporting period.

Research and development expenses increased to $340,358 for the current year's quarter compared to $237,302 for the previous year's quarter. The increase is in the Commercial SBU and reflects work on a new motion base for the Mercury based entertainment system, creating a new title for play on the Mercury system and developing a 3D Virtual Info-Space(TM) environment.

General and administrative expenses increased to $981,364 compared to $515,968 for the previous year's quarter, an increase of $465,396. Of the $465,396 increase, $326,289 was a non-cash compensation expense increase associated with the issuance of warrants and compensatory stock options. The remainder of the increase was for consulting fees and public relations expenses.

Other income of $27,407 consisted of interest income, including $14,553 of interest income from related parties' notes. Interest expense declined by $7,182 and was primarily the result of the conversion into stock of notes payable to the principal stockholder.

The net loss of $1,436,505 increased by $742,268 or 107% from the $694,237 net loss reported in the previous years first quarter. In summary, during the current year, revenues were up by $80,474 or 18%. Total expenses and other income (expense), increased by $822,742 or 71%.

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

LIQUIDITY

GreyStone has incurred losses in each fiscal year since 1993, and as of June 30, 2000, GreyStone had an accumulated deficit of $43,594,204. To finance its business plan and historic negative cash flow, GreyStone has continually needed to obtain debt and equity financing on a private basis and to satisfy creditors with stock rather than by payment in cash to enable it to develop its products. These losses have been primarily due to lack of any significant entertainment revenues, substantial research and development program expenses for Commercial and Government business units, and other costs incurred for the development and introduction of GreyStone's products. Almost all of GreyStone's sales have been in the government business area, which provides low profit margins from which GreyStone has not been able to recover the costs of its research and development programs. Although revenues are expected from the sale of entertainment products, GreyStone is likely to incur additional losses as it continues to market and develop its products. No assurance can be given that GreyStone will ever derive material revenues from entertainment products or that sale of its products will ever be profitable.

Net cash used in operating activities for the three months ended June 30, 2000 was $1,242,731, which was essentially unchanged from the $1,261,308 of cash used for operating activities in the three months ended June 30, 1999. Although the net loss for the quarter was $1,436,505, an increase of $742,268 from the previous reporting quarter net loss amount of $694,237, non cash outlays for depreciation and compensation expense in the current quarter were $454,939, as compared to $133,877 in the previous quarter, an increase of $321,062. Additionally, cash was used to reduce accounts payable and accrued expenses by $433,467, increase other assets by $15,120 and accounts receivable decreased by $171,735, while notes receivable interest increased by $14,553.

Net cash used in investing activities was $515,871 during the current three month period compared to $33,646 for the same reporting period in business year 2000. In addition to the transactions with the acquisition candidate discussed above, current period investing activities included purchases of software licenses and equipment of $50,871.

Net cash provided by financing activities was $4,449,353 in the current period compared to $2,159,715 for the previous comparable period. The $4,449,353 was the net result of the sale on May 22, 2000 of $5,000,000 in convertible preferred stock to a group of private investors and is net of a 10% commission and legal fees. The net proceeds will be used by the Company for general corporate purposes.

On May 22, 2000, the Company completed the sale of $5,000,000 in Series A Convertible Preferred Stock to a group of private investors. The Company issued 5,000 shares of Series A Preferred Stock with a $1,000 liquidation preference value, convertible immediately into common stock at a rate of the lower of (1) 250 shares of common stock per share of preferred stock (equivalent to an investment of $4.00 per share of common stock issued) or (2) 80% of the volume weighted average price for the previous 250,000 shares traded prior to submission by the preferred stockholder of a conversion notice to the Company. Embedded in the preferred stock is an optional feature allowing the investor to convert to common stock immediately, as well as a mandatory conversion requirement effective three years after the date of issuance. The Series A investors also received warrants to purchase 1,250,000 shares of common stock at an exercise price of $5.38 per share, and registration rights on the conversion shares and the shares issuable upon the exercise of the warrants. The preferred stock provides for a cumulative dividend of 8% per year, payable in common stock or cash. After payment of a 10% commission for introducing the investors to the Company, and legal fees totaling approximately $50,000, the Company received net proceeds of approximately $4,449,000 which it intends to use for general corporate purposes. In accordance with the FASB's Emerging Issues Task Force (EITF) Issue No 98-5, the Company recognized a beneficial conversion feature in the amount of $804,103 as a one-time non-cash preferred stock dividend. The amount represented the difference between the initial conversion price at the date of issuance of the preferred shares and the market price of the common stock at that date. In addition, the Company recognized a one-time imputed (non-cash) preferred stock dividend of $3,437,500 representing the fair value of the warrants issued in connection with the sale of the preferred stock, as determined by the Black-Scholes model.

In connection with the above sale of convertible preferred stock, the Company issued warrants to purchase 75,000 shares of common stock at an exercise price of $5.38 per share to the party who introduced the Company to the Series A private placement group. As a result, the Company recorded a one-time (non-cash) preferred stock dividend of $207,750.

The aforementioned imputed dividends associated with issuing the stock resulted in a one-time non-cash loss applicable to common stockholders of $(0.27) per share. The Company also recorded a non-cash preferred stock dividend of $43,835 for the three month period ended June 30, 2000 for the 8% cumulative preferred stock dividend feature.

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

                                        GreyStone Digital Technology, Inc.

                                        /s/ MARSHALL GELLER
                                        ----------------------------------
                                        Marshall Geller
                                        Chief Financial Officer

Dated: November 28, 2000

                                  EXHIBIT INDEX


Exhibit No.                Exhibit
-----------                -------
27.0                       Financial Data Schedule