Form 10-Q/A
period 2000-09-30
GREYSTONE DIGITAL TECHNOLOGY INC
filed 2000-12-08
CIK 840254

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                FORM 10-Q/A No. 2
                                 ---------------
    (Mark One)

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

INDEX

                       GreyStone Digital Technology, Inc.

                                                                                                  Page No.
                                                                                                  --------
PART I.           FINANCIAL INFORMATION FOR GREYSTONE DIGITAL TECHNOLOGY
                  AND SUBSIDIARY                                                                       3

         Item 1.  FINANCIAL STATEMENTS                                                                 3

                  Condensed Consolidated Balance Sheets at September 30, 2000
                           (unaudited) and March 31, 2000                                              3

                  Condensed Consolidated Statements of Operations (unaudited) for the three
                           and six months ended September 30, 2000  and 1999                           4

                  Condensed Consolidated Statements of Stockholders' Equity (unaudited)
                           for the six months ended September 30, 2000                                 5

                  Condensed Consolidated Statements of Cash Flows (unaudited)
                           for the six months ended September 30, 2000 and 1999                        6

                  Notes to Condensed Consolidated Unaudited Financial Statements                       7

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                 14

         Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                                         18

PART II. OTHER INFORMATION                                                                            18

         Item 1.  LEGAL PROCEEDINGS                                                                   18

         Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                           18

         Item 3.  DEFAULTS UPON SENIOR SECURITIES                                                     18

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 18

         Item 5.  OTHER INFORMATION                                                                   19

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                    19

EXHIBIT INDEX                                                                                         21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       September 30,
                                                                           2000                March 31,
                                                                        (Unaudited)              2000
                                                                       ------------          ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                            $  1,306,352          $    167,299
  Accounts receivable, net of allowance for doubtful accounts
    of $40,000                                                              283,232               372,981
  Other current assets                                                       49,943                54,235
                                                                       ------------          ------------
              Total current assets                                        1,639,527               594,515

Notes receivable, including accrued interest of $43,151
   and $16,077                                                              643,151               616,077
Forensic surveillance modules                                               330,000
Equipment and furniture, net of accumulated depreciation
  and amortization of $2,379,698 and $2,302,999                             405,896               278,075
Contract receivable for forensic equipment                                  135,000
Deposits                                                                     87,678                87,678
Related party notes receivable, including accrued interest
  of $23,895 and $21,137                                                     73,895                71,137
                                                                       ------------          ------------

              Totals                                                   $  3,315,147          $  1,647,482
                                                                       ============          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                $    644,933          $    970,092
  Notes payable to principal stockholder                                                           20,000
                                                                       ------------          ------------
              Total current liabilities                                     644,933               990,092
                                                                       ------------          ------------

Stockholders' equity:
  Series A Preferred stock, $.001 par value; $1000 liquidation preference value per share; 3,000,000 shares authorized;
     5,000 shares, Series A Convertible issued and outstanding                    5
  Additional paid in capital - Preferred stock                            5,397,012
  Common stock, $.001 par value; 30,000,000 shares authorized;
  - 16,293,706 and 16,278,179 shares issued and outstanding                  16,294                16,278
  Additional paid in capital - Common stock                              43,966,867            39,816,415
  Subscriptions receivable from equity transactions                      (1,510,792)           (1,510,792)
  Accumulated deficit                                                   (45,199,172)          (37,664,511)
                                                                       ------------          ------------
              Total stockholders' equity                                  2,670,214               657,390
                                                                       ------------          ------------

              Totals                                                   $  3,315,147          $  1,647,482
                                                                       ============          ============

       See Notes to Condensed Consolidated Unaudited Financial Statements

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three months ended                       Six months ended
                                                                September 30                            September 30
                                                     --------------------------------        --------------------------------
                                                         2000                1999                2000                1999
                                                                                              (Restated)
                                                     ------------        ------------        ------------        ------------

Revenues                                             $    655,993        $    490,785        $  1,196,037        $    950,355
                                                     ------------        ------------        ------------        ------------
Expenses:
   Cost of revenues                                       494,414             292,945             917,916             519,789
   Marketing and sales                                    269,957             191,529             528,689             358,040
   Research and development                               499,041             292,917             839,399             530,219
   General and administrative                             946,273             732,924           1,927,637           1,248,892
                                                     ------------        ------------        ------------        ------------
       Totals                                           2,209,685           1,510,315           4,213,641           2,656,940
                                                     ------------        ------------        ------------        ------------

Loss from operations                                   (1,553,692)         (1,019,530)         (3,017,604)         (1,706,585)

Other income (expense):
  Interest income, including $1,668 and $2,758
    from related parties                                   48,450                                  75,857
  Interest expense on loans from principal
   stockholder                                                                    (92)                                 (7,274)
                                                     ------------        ------------        ------------        ------------
      Totals
                                                           48,450                 (92)             75,857              (7,274)
                                                     ------------        ------------        ------------        ------------

Net loss                                             $ (1,505,242)       $ (1,019,622)       $ (2,941,747)       $ (1,713,859)

Preferred stock dividends:
    Imputed stock dividends related to
        issuance of warrants                                                                 $ (3,645,250)
    Imputed stock dividends for                                                                  (804,103)
        beneficial conversion feature
    Imputed cumulative stock dividends at 8%              (99,726)                               (143,561)
                                                     ------------                            ------------
Net loss applicable to common stock                  $ (1,604,968)       $ (1,019,622)       $ (7,534,661)       $ (1,713,859)
                                                     ============        ============        ============        ============
Basic net loss per common share                      $      (0.10)       $      (0.07)       $      (0.46)       $      (0.11)
                                                     ============        ============        ============        ============
Basic weighted average number of common shares
outstanding                                            16,285,980          15,190,348          16,285,197          15,035,026
                                                     ============        ============        ============        ============

       See Notes to Condensed Consolidated Unaudited Financial Statements.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                       Six months ended September 30, 2000


                                                       Preferred Stock                               Common Stock
                                       --------------------------------------------------    --------------------------------
                                                                             Additional
                                                                               Paid-In
                                           Shares            At Par            Capital           Shares           At Par
                                       --------------    --------------    --------------    --------------    --------------
Balance, April 1, 2000                                                                           16,278,179    $       16,278

Preferred stock sold for cash,
  net of expenses of $550,647                   5,000    $            5    $    4,449,348

Imputed preferred stock dividend related to issuance of detachable warrants for common stock in connection with the sale of the preferred stock

Imputed preferred stock dividends
  for beneficial conversion feature                                               804,103

Common stock issued upon
  conversion of notes payable
  to principal stockholder                                                                            4,444                 5

Common stock issued to pay
  accrued interest upon conversion
  of notes payable to principal
  stockholder                                                                                         1,852                 2

Warrants issued to purchase
  common stock

Stock options to purchase
  common stock granted to non-
  employees

Common stock issued to
  Board of Directors for annual
  compensation                                                                                        9,231                 9

Imputed preferred stock dividend
  at 8%                                                                           143,561

Net loss
                                       --------------    --------------    --------------    --------------    --------------
Balance, September 30, 2000                     5,000    $            5    $    5,397,012        16,293,706    $       16,294
                                       ==============    ==============    ==============    ==============    ==============

                                        Common Stock
                                       --------------   Subscriptions
                                        Additional        Receivable
                                          Paid-In         from Equity        Accumulated
                                          Capital         Transactions         Deficit             Total
                                       --------------    --------------     --------------     --------------
Balance, April 1, 2000                 $   39,816,415    $   (1,510,792)    $  (37,664,511)    $      657,390

Preferred stock sold for cash,
  net of expenses of $550,647                                                                       4,449,353

Imputed preferred stock dividend related
  to issuance of detachable warrants for
  common stock in connection with the
  sale of the preferred stock               3,645,250                           (3,645,250)

Imputed preferred stock dividends
  for beneficial conversion feature                                               (804,103)

Common stock issued upon
  conversion of notes payable
  to principal stockholder                     19,995                                                  20,000

Common stock issued to pay
  accrued interest upon conversion
  of notes payable to principal
  stockholder                                   8,327                                                   8,329

Warrants issued to purchase
  common stock                                406,689                                                 406,689

Stock options to purchase
  common stock granted to non-
  employees                                    25,200                                                  25,200

Common stock issued to
  Board of Directors for annual
  compensation                                 44,991                                                  45,000

Imputed cumulative preferred
  stock dividend at 8%                                                            (143,561)

Net loss                                                                        (2,941,747)        (2,941,747)
                                       --------------    --------------     --------------     --------------
Balance, September 30, 2000            $   43,966,867    $   (1,510,792)    $  (45,199,172)    $    2,670,214
                                       ==============    ==============     ==============     ==============

See Notes to Condensed Consolidated Unaudited Financial Statements.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six months ended
                                                                                             September 30,
                                                                                     ---------------------------
                                                                                         2000           1999
                                                                                     -----------     -----------
Operating activities:
      Net loss                                                                       ($2,941,747)    ($1,713,859)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                  76,699         100,181
           Compensation expense recorded upon issuance of annual stock
             award for board of directors                                                 45,000
           Compensation expense recorded upon issuance of warrants
             and compensatory stock options                                              431,889         114,000
           Changes in operating assets and liabilities:
                Notes receivable, including interest                                     (29,832)
                Accounts receivable                                                       89,749          52,550
                Other assets                                                               4,292         (33,483)
                Accounts payable and accrued expenses                                   (316,830)       (307,870)
                                                                                     -----------     -----------
                           Net cash used in operating activities                      (2,640,780)     (1,788,481)
                                                                                     -----------     -----------

Investing activities
      Issuances of related party notes receivable                                                        (30,000)
      Purchase of forensic vehicle                                                      (330,000)
      Purchase of contract receivable for forensic vehicle                              (135,000)
      Additions of leasehold improvements                                                (45,656)
      Purchases of software licenses and equipment                                      (158,864)       (238,176)
                                                                                     -----------     -----------
                           Net cash used in investing activities                        (669,520)       (268,176)
                                                                                     -----------     -----------

Financing activities:
      Repayments of notes payable to principal stockholder                                               (50,000)
      Repayments of loans payable to officers                                                           (140,810)
      Repayment of short-term notes payable                                                             (402,000)
      Sale of common stock                                                                             3,250,470
      Sale of preferred stock, net of selling expense                                  4,449,353
                                                                                     -----------     -----------
                           Net cash provided by financing activities                   4,449,353       2,657,660
                                                                                     -----------     -----------

Net increase in cash and cash equivalents                                              1,139,053         601,003
                                                                                     -----------     -----------

Cash and cash equivalents, beginning of year                                             167,299         795,480
                                                                                     -----------     -----------

Cash and cash equivalents, end of period                                             $ 1,306,352     $ 1,396,483
                                                                                     ===========     ===========

Supplemental disclosure of cash flow data:
      Interest paid                                                                                  $    93,425
                                                                                                     ===========

Supplemental disclosure of noncash investing and financing activities:
      Common stock issued as payment for:
           Notes payable to principal stockholder                                    $    20,000     $    50,000
                                                                                     ===========     ===========
           Accrued interest payable                                                  $     8,329     $    19,332
                                                                                     ===========     ===========
           Imputed preferred stock dividends                                         $ 4,592,914
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

        The Company has amended its Form 10Q for the six months ended September 30, 2000 to reflect certain re-classifications related to preferred stock dividends of approximately $238,000, as well as for the capitalization of a finder's fee of approximately $208,000, related to the Series A preferred stock offering, as discussed in detail in the amended Form 10Q/A-No. 1 for June 30, 2000. As a result, the net loss was reduced by $207,824 and the net loss applicable to common stock decreased by $445,971. Basic net loss per common share was reduced by $.03.

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

Note 4 - Earnings (loss) per share:

        Effective March 31, 1998, the company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share, which requires the presentation of "basic" and "diluted" earnings (loss) per common share, as further explained in Note 1 of the notes to the audited financial statements of the company, included in Form 10-K for the fiscal year ended March 31, 2000. Basic net loss per share applicable to common stockholders includes imputed (non-cash) preferred stock dividends totaling $(0.28) for the six months ended September 30, 2000. (See Note 10).

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

        Information on industry segments are scheduled below:


                                             Government         Commercial      Common/Corporate         Total
                                             -----------        -----------        -----------        -----------
Three months ended September 30, 2000:

             Revenue                         $   655,993        $         0        $         0        $   655,993
                                             ===========        ===========        ===========        ===========
             Net Loss                        ($  178,130)       ($  429,288)       ($  897,824)       ($1,505,242)
                                             ===========        ===========        ===========        ===========

Three months ended September 30, 1999:

             Revenue                         $   416,791        $    54,551        $    19,443        $   490,785
                                             ===========        ===========        ===========        ===========
             Net Loss                        ($  216,188)       ($   89,861)       ($  713,573)       ($1,019,622)
                                             ===========        ===========        ===========        ===========

Six months ended September 30, 2000:

             Revenue                         $ 1,196,037        $         0        $         0        $ 1,196,037
                                             ===========        ===========        ===========        ===========
             Net Loss                        ($  430,233)       ($  659,733)       ($1,851,781)       ($2,941,747)
                                             ===========        ===========        ===========        ===========

Six months ended September 30, 1999:

             Revenue                         $   865,332        $    54,699        $    30,324        $   950,355
                                             ===========        ===========        ===========        ===========
             Net Loss                        ($  272,928)       ($  215,089)       ($1,225,842)       ($1,713,859)
                                             ===========        ===========        ===========        ===========

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 - Warrants:

        The company has issued warrants in conjunction with the sale of convertible notes payable, assisting the company in acquiring capital, the extending of loans, as an incentive to equity investors and as part of the consideration paid to various consultants. Based on the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") using the Black-Scholes option pricing model and assuming a risk-free interest rate of 6%, expected warrant lives of one to ten years, expected volatility of 5% to 60% and dividends of 0%, the compensation expense relating to the warrants issued was $406,689 and $88,800 for the six months ended September 30, 2000 and 1999, respectively. Each warrant entitles the holder to purchase one share of common stock upon exercise. The warrants expire at various dates from 2002 through 2010. Additional information regarding warrants outstanding at September 30, 2000 and changes in outstanding warrants during the six months then ended follows:

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


Note 10 - Series A Convertible Preferred Stock

        On May 22, 2000, the Company completed the sale of $5,000,000 in convertible preferred stock to a group of private investors. The Company issued 5,000 shares of Series A Preferred Stock, convertible, immediately at the holders' discretion, into common stock at a rate of the lower of (1) 250 shares of common stock per share of preferred stock (equivalent to an investment of $4.00 per share of common stock issued) or (2) 80% of the volume weighted average price for the previous 250,000 shares traded prior to submission by the preferred stockholder of a conversion notice to the Company. Embedded in the preferred stock is a mandatory conversion requirement effective three years after the date of issuance. The Series A investors also received warrants to purchase 1,250,000 shares of common stock at an exercise price of $5.38 per share, and registration rights on the conversion shares and the shares issuable upon the exercise of the warrants. The preferred stock provides for a cumulative dividend of 8% per year, payable in common stock or cash. After payment of a 10% commission for introducing the investors to the Company, and legal fees totaling approximately $50,000, the Company received net proceeds of approximately $4,449,000 which it intends to use for general corporate purposes. In accordance with the Emerging Issues Task Force (EITF) Issue No 98-5, the Company recognized a beneficial conversion feature in the amount of $804,103 as an one-time non-cash preferred stock dividend. The amount represented the difference between the initial conversion price at the date of issuance of the preferred shares and the market price of the common stock at that date. In addition, the Company recorded a one time, imputed (non-cash) preferred stock dividend of $3,437,500 as a result of allocating a portion of the proceeds received to the fair value of the warrants issued, as determined by the Black-Scholes model.

        In connection with the above sale of convertible preferred stock, the Company issued warrants to purchase 75,000 shares of common stock at an exercise price of $5.38 per share to the party who introduced the Company to the Series A private placement group. As a result, the Company recorded a one-time imputed (non cash) preferred stock dividend of $207,824.

        The aforementioned imputed preferred stock dividends associated with issuing the stock resulted in a one-time loss applicable to common stockholders of $(0.27) per share. The Company also recorded a non-cash preferred stock dividend of $99,726 and $143,561 for the three and six month periods ended September 30, 2000, respectively due to the 8% cumulative preferred stock dividend feature.

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

General and administrative expenses were $1,927,637 compared to $1,248,892 for the previous period, resulting in an increase of $678,745. $362,889 of this increase was the result of non-cash compensation associated with the granting of stock awards, warrants and compensatory stock options. The remainder of the increase was for public relations expenses and outside professional services.

Other income of $75,857 consisted of interest income, including $2,758 of interest income from related parties notes.

The net loss of $2,941,747 increased by $1,227,888 from the $1,713,859 net loss reported in the previous reporting period. In summary, during the current period, revenues were up by $245,682 or 26%, while total expenses, net of other income, increased by $1,473,570 or 55%.

On May 22, 2000, the Company completed the sale of $5,000,000 in convertible preferred stock to a group of private investors. The Company issued 5,000 shares of Series A Preferred Stock with a $1,000 liquidation preference value, convertible immediately into common stock at a rate of the lower of (1) 250 shares of common stock per share of preferred stock (equivalent to an investment of $4.00 per share of common stock issued) or (2) 80% of the volume weighted average price for the previous 250,000 shares traded prior to submission by the preferred stockholder of a conversion notice to the Company. Embedded in the preferred stock is a mandatory conversion requirement effective three years after the date of issuance. The Series A investors also received warrants to purchase 1,250,000 shares of common stock at an exercise price of

$5.38 per share, and registration rights on the conversion shares and the shares issuable upon the exercise of the warrants. The preferred stock provides for a cumulative dividend of 8% per year, payable in common stock or cash. After payment of a 10% commission for introducing the investors to the Company, and legal fees totaling approximately $50,000, the Company received net proceeds of approximately $4,449,000 which it intends to use for general corporate purposes. In accordance with the FASB's Emerging Issues Task Force (EITF) Issue No 98-5, the Company recognized a beneficial conversion feature in the amount of $804,103 as a one-time non-cash preferred stock dividend. The amount represented the difference between the initial conversion price at the date of issuance of the preferred shares and the market price of the common stock at that date. In addition, also in accordance with EITF Issue No. 98-5, the Company recognized a one-time imputed (non-cash) preferred stock dividend of $3,437,500 representing the fair value of the warrants issued in connection with the sale of the preferred stock, as determined by the Black-Scholes model. The aforementioned imputed dividends associated with issuing the stock resulted in an one-time non-cash loss applicable to common stockholders of $(0.27) per share. The Company also recorded a non-cash preferred stock dividend of $99,726 and $143,561 for the three and six month periods ended September 30, 2000, respectively for the 8% cumulative preferred stock dividend feature.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended September 30, 2000 was $2,640,780, whereas cash used for operating activities in the six months ended September 30, 1999 was $1,788,481. Although the net loss for the current six month period was $2,941,747, an increase of $1,227,888 from the previous reporting period net loss amount of $1,713,859, non cash outlays for depreciation and compensation expense in the current period were $553,588, as compared to $214,181 in the previous reporting period, an increase of $339,407. Additionally, cash was used to reduce accounts payable and accrued expenses in the current period by $316,830, and other assets decreased by $4,292, accounts receivable decreased by $89,749 and accrued interest on the notes receivable increased by $29,832.

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



                                      GreyStone Digital Technology, Inc.

                                      /s/ MARSHALL GELLER
                                      ----------------------------------
                                      Marshall Geller
                                      Chief Financial Officer

Dated:  December 8, 2000

                                  EXHIBIT INDEX


   Exhibit No.    Exhibit
  -----------     -------
      27.0        Financial Data Schedule