Form 10-Q
period 2000-12-31
GREYSTONE DIGITAL TECHNOLOGY INC
filed 2001-02-20
CIK 840254

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


                For the quarterly period ended December 31, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number: 000-28909

                       GreyStone Digital Technology, Inc.
                       ----------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                                 ---------------

                  Delaware                                   84-1107140
       ----------------------------                         -------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



TITLE OF EACH CLASS                                         OUTSTANDING AT DECEMBER 31, 2000
-------------------                                         --------------------------------
Common Stock, $.001 par value                                           16,991,686
Series A Convertible Preferred Stock, $.001 par value                        3,857

               GreyStone Digital Technology, Inc. and Subsidiary


                                                                                                   Page No.
                                                                                                   --------
PART I.    FINANCIAL INFORMATION FOR GREYSTONE DIGITAL TECHNOLOGY AND SUBSIDIARY                       3

           Item 1.   FINANCIAL STATEMENTS                                                              3

                     Condensed Consolidated Balance Sheets at December 31, 2000
                               (unaudited) and March 31, 2000                                          3

                     Condensed Consolidated Statements of Operations (unaudited) for the three
                               and nine months ended December 31, 2000  and 1999                       4

                     Condensed Consolidated Statements of Stockholders' Equity (unaudited)
                               for the nine months ended December 31, 2000                             5

                     Condensed Consolidated Statements of Cash Flows (unaudited)
                               for the nine months ended December 31, 2000 and 1999                    6

                     Notes to Condensed Consolidated Unaudited Financial Statements (Unaudited)        8

           Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                               13

           Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                        18

PART II.   OTHER INFORMATION                                                                           18

           Item 1.   LEGAL PROCEEDINGS                                                                 18

           Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                                         18

           Item 3.   DEFAULTS UPON SENIOR SECURITIES                                                   18

           Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                               19

           Item 5.   OTHER INFORMATION                                                                 19

           Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                  19


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES


                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                           December 31,        March 31,
                                                                               2000              2000
                                                                           ------------      ------------
                                                                            (Unaudited)
                                     ASSETS
Current assets:
  Cash                                                                     $    142,132      $    167,299
  Accounts receivable, net of allowance for
    doubtful accounts of $40,000                                                208,416           372,981
  Purchase deposit                                                               45,250
  Other current assets                                                           42,834            54,235
                                                                           ------------      ------------
                      Total current assets                                      438,632           594,515
Notes receivable, including accrued interest
    net of reserve of $643,151                                                        0           616,077
Forensic surveillance modules                                                   330,000
Equipment and furniture, net                                                    429,957           278,075
Contract receivable for forensic equipment, net of reserve of $135,000                0
Deposits                                                                         34,817            87,678
Related party notes receivable, including accrued interest
    net of reserve of $19,445 at December 31, 2000                               55,552            71,137
                                                                           ------------      ------------

                      Totals                                               $  1,288,958      $  1,647,482
                                                                           ============      ============
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                    $  1,071,148      $    970,092
  Short term notes payable                                                      112,500
  Notes payable to principal stockholder                                                           20,000
                                                                           ------------      ------------
                      Total current liabilities                               1,183,648           990,092
                                                                           ------------      ------------

Stockholders' equity:
  Series A Preferred stock, $.001 par value; $1,000 liquidation preference value per share: 3,000,000 shares authorized;
    3,857 shares, Series A Convertible issued and outstanding                         4
  Additional paid in capital - Preferred stock                                4,346,561
  Common stock, $.001 par value; 30,000,000 shares authorized;
    16,991,686 and 16,278,179 shares issued and outstanding                      16,992            16,278
  Additional paid in capital - Common stock                                  45,121,514        39,816,415
  Subscriptions receivable from equity transactions, net of
    reserve of $1,183,292                                                      (327,500)       (1,510,792)
  Accumulated deficit                                                       (49,052,261)      (37,664,511)
                                                                           ------------      ------------
                      Total stockholders' equity                                105,310           657,390
                                                                           ------------      ------------

                      Totals                                               $  1,288,958      $  1,647,482
                                                                           ============      ============



       See Notes to Condensed Consolidated Unaudited Financial Statements

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                           Three months ended                  Nine months ended
                                                              December 31,                        December 31,
                                                     ------------------------------      ------------------------------
                                                         2000              1999              2000              1999
                                                     ------------      ------------      ------------      ------------
Revenues                                             $    470,985      $    381,286      $  1,667,022      $  1,331,641
                                                     ------------      ------------      ------------      ------------
Expenses:
  Cost of revenues                                        432,741           293,481         1,350,657           813,270
  Marketing and sales                                     571,816           203,831         1,100,505           561,871
  Research and development                                556,686           220,401         1,396,085           750,620
  General and administrative                              696,171         1,034,287         2,623,808         2,283,179
                                                     ------------      ------------      ------------      ------------
       Totals                                           2,257,414         1,752,000         6,471,055         4,408,940
                                                     ------------      ------------      ------------      ------------

Loss from operations                                   (1,786,429)       (1,370,714)       (4,804,033)       (3,077,299)
                                                     ------------      ------------      ------------      ------------
Other income (expense):
  Interest income, including $1,102 and $3,860
    from related parties                                    6,521                              82,378
  Interest expense on loans from principal
    stockholder                                                              (2,537)                             (9,811)
  Reserve for notes receivable, including
    accrued interest of $56,762                          (643,151)                           (643,151)
  Reserve for contract receivable                        (135,000)                           (135,000)
  Reserve for subscriptions receivable,
    including accrued interest of $19,445              (1,202,737)                         (1,202,737)
                                                     ------------      ------------      ------------      ------------
      Totals                                           (1,974,367)           (2,537)       (1,898,510)           (9,811)
                                                     ------------      ------------      ------------      ------------

Net loss                                               (3,760,796)       (1,373,251)       (6,702,543)       (3,087,110)

Preferred stock dividends:
   Imputed stock dividends related to                                                      (3,645,250)
     issuance of detachable warrants
   Imputed stock dividends for                                                               (804,103)
     beneficial conversion feature
   Imputed cumulative stock dividends at 8%               (92,293)                           (235,854)

                                                     ------------      ------------      ------------      ------------
Net loss applicable to common stock                  $ (3,853,089)     $ (1,373,251)     $(11,387,750)     $ (3,087,110)
                                                     ============      ============      ============      ============

Basic net loss per common share                      $      (0.23)     $      (0.09)     $      (0.70)     $      (0.20)
                                                     ============      ============      ============      ============

Basic weighted average number of common shares
  outstanding                                          16,513,867        15,263,337        16,361,420        15,111,407
                                                     ============      ============      ============      ============


       See Notes to Condensed Consolidated Unaudited Financial Statements.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                       Nine months ended December 31, 2000


                                                     Preferred Stock                               Common Stock
                                          ----------------------------------------   -----------------------------------------
                                                                       Additional                                  Additional
                                                                        Paid-In                                      Paid-In
                                            Shares       At Par         Capital         Shares         At Par        Capital
                                          ----------   ------------   ------------   ------------   ------------   ------------
Balance, April 1, 2000                                                                 16,278,179   $     16,278   $ 39,816,415
Preferred stock sold for cash,
  net of expenses of $550,647                  5,000        $5           4,449,348
Imputed preferred stock dividend
  related to issuance of detachable
  warrants for common stock in
  connection with the sale of
  preferred stock                                                                                                     3,645,250
Imputed preferred stock dividends for
  beneficial conversion feature                                       $    804,103
Common stock issued upon
  conversion of notes payable
  to principal stockholder                                                                  4,444              5         19,995
Common stock issued to pay
  accrued interest upon conversion
  of notes payable to principal stockholder                                                 1,852              2          8,327
Warrants issued to purchase
  common stock                                                                                                          406,689
Stock options to purchase
  common stock granted to non-
  employees                                                                                                              37,800
Common stock issued to
  Board of Directors for annual
  compensation                                                                              9,231              9         44,991
Imputed preferred stock dividend at 8%                                     235,854
Preferred stock converted to common
  stock                                       (1,143)         (1)       (1,142,744)       697,980            698      1,142,047
Reserve for subscriptions receivable
Net loss
                                          ----------   -----------  --------------   ------------  -------------  -------------
Balance, December 31, 2000                     3,857        $4        $  4,346,561     16,991,686   $     16,992   $ 45,121,514
                                          ==========   ===========  ==============   ============  =============  =============


                                                Subscriptions
                                                 Receivable
                                                 from Equity    Accumulated
                                                 Transactions     Deficit         Total
                                                --------------  ------------   ------------
Balance, April 1, 2000                           $ (1,510,792)  $(37,664,511)  $    657,390
Preferred stock sold for cash,
  net of expenses of $550,647                                                     4,449,353
Imputed preferred stock dividend
  related to issuance of detachable
  warrants for common stock in
  connection with the sale of
  preferred stock                                                 (3,645,250)            --
Imputed preferred stock dividends for
  beneficial conversion feature                                     (804,103)            --
Common stock issued upon
  conversion of notes payable
  to principal stockholder                                                           20,000
Common stock issued to pay
  accrued interest upon conversion
  of notes payable to principal stockholder                                           8,329
Warrants issued to purchase
  common stock                                                                      406,689
Stock options to purchase
  common stock granted to non-
  employees                                                                          37,800
Common stock issued to
  Board of Directors for annual
  compensation                                                                       45,000
Imputed preferred stock dividend at 8%                              (235,854)            --
Preferred stock converted to common
  stock                                                                                  --
Reserve for subscriptions receivable                1,183,292                     1,183,292
Net loss                                                          (6,702,543)    (6,702,543)
                                               --------------   ------------   ------------
Balance, December 31, 2000                     $     (327,500)  $(49,052,261)  $    105,310
                                               ==============   ============   ============



      See Notes to Condensed Consolidated Unaudited Financial Statements.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                            Nine months ended
                                                                                              December 31,
                                                                                      -----------------------------
                                                                                         2000              1999
                                                                                      -----------      -----------
Operating activities:
      Net loss                                                                        $(6,702,543)     $(3,087,110)
      Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization                                                 128,132          171,348
            Compensation expense recorded upon issuance of annual stock
              award for board of directors                                                 45,000
            Compensation expense recorded upon issuance of warrants
              and compensatory stock options                                              444,489          263,500
            Reserve for notes receivable, including accrued interest of $43,151           643,151
            Reserve for contract receivable                                               135,000
            Reserve for subscriptions receivable, including accrued interest
              of $19,445                                                                1,202,737
            Changes in operating assets and liabilities:
                   Accounts receivable                                                    164,565          (21,194)
                   Purchase deposit                                                       (45,250)
                   Other assets                                                            64,262          (14,356)
                   Accounts payable and accrued expenses                                  109,385         (437,793)
                                                                                      -----------      -----------
                      Net cash used in operating activities                            (3,811,072)      (3,125,605)
                                                                                      -----------      -----------

Investing activities
      Purchase of forensic vehicle                                                       (330,000)
      Purchase of contract receivable for forensic vehicle                               (135,000)
      Additions to leasehold improvements                                                 (85,346)
      Purchases of software licenses and equipment                                       (194,668)        (250,228)
      Notes receivable accrued interest                                                   (30,934)          (3,822)
                                                                                      -----------      -----------
                      Net cash used in investing activities                              (775,948)        (254,050)
                                                                                      -----------      -----------

Financing activities:
      Repayments of notes payable to principal stockholder                                                 (58,000)
      Loans (repayments) from (to) officers                                                62,500         (140,810)
      Issuances of notes receivable                                                                       (500,000)
      Issuances of related party notes receivable                                                          (50,000)
      Issuances (repayments) of short term notes payable                                   50,000         (402,000)
      Exercise of warrants for common stock                                                              1,694,452
      Sale of common stock, net of selling expense                                                       3,246,629
      Sale of preferred stock, net of selling expense                                   4,449,353
                                                                                      -----------      -----------
                      Net cash provided by financing activities                         4,561,853        3,790,271
                                                                                      -----------      -----------

Net increase (decrease) in cash                                                           (25,167)         410,616

Cash beginning of period                                                                  167,299          795,480
                                                                                      -----------      -----------

Cash end of period                                                                    $   142,132      $ 1,206,096
                                                                                      ===========      ===========

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                                   (Unaudited)


Supplemental disclosure of cash flow data:
               Interest paid                                                                           $    93,425
                                                                                                       ===========

Supplemental disclosure of noncash investing and financing activities:
               Common stock issued upon exercise of warrants for stock
                 subscriptions receivable                                                              $ 1,232,792
                                                                                                       ===========
               Common stock issued as payment for:
                 Notes payable to principal stockholder                               $    20,000      $    50,000
                                                                                      ===========      ===========
                 Imputed preferred stock dividends                                    $ 4,685,207
                                                                                      ===========



       See Notes to Condensed Consolidated Unaudited Financial Statements.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Unaudited interim financial statements:

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2000.

Note 2 - The merger and other matters:

        On December 27, 1999 a merger between a subsidiary of Express Capital Concepts, Inc. and GreyStone Technology, Inc. was completed, whereupon Express Capital Concepts also underwent a 1-for-41.66667 reverse stock split (which reduced its issued and outstanding common stock to 480,000 shares), changed the par value of the stock from $0.0001 to $0.001 per share, reduced the total authorized common stock from 500,000,000 shares to 30,000,000 shares, and was renamed GreyStone Digital Technology, Inc. Simultaneously, 15,211,627 shares of common stock of Greystone Digital Technology, Inc. were issued to GreyStone Technology, Inc. common stock holders. The transaction has been accounted for as a reverse acquisition, wherein GreyStone Technology, Inc., the operating company, is treated as the acquirer for reporting purposes. The balance sheets, statements of operations, stockholders' equity (deficiency) and cash flows are consolidated between GreyStone Digital Technology, Inc, and GreyStone Technology, Inc. as of December 31, 2000. All significant inter-company accounts and transactions are eliminated in consolidation.

        As shown in the accompanying consolidated financial statements, the Company had a working capital deficiency of $745,016 at December 31, 2000; net loss of $6,702,543 and an accumulated deficit from losses since its inception of $49,052,261 at December 31, 2000. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

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

        The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate that the Company will continue as a going concern and continue operations, realization of assets and satisfaction of liabilities in the ordinary course of business. If the Company is unable to raise additional capital, it may be required to liquidate assets or take actions which may not be favorable to the Company in order to continue its operations. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Note 3 - Notes receivable and accrued interest:

        Notes receivable at December 31, 2000 consists of two notes from an individual. The notes were originally due February 20, 2000, accrue interest at 9% and are collateralized by common stock in a company owned by the individual. The maturity date of the notes has been extended several times. The last maturity date was November 18, 2000. The Company has requested repayment of the notes and, as the notes are currently in default, has made a reserve for the full amount of the notes. The Company is pursuing collection of the notes.

Note 4 - Earnings (loss) per share:

        Effective March 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share, which requires the presentation of "basic" and "diluted" earnings (loss) per common share, as further explained in Note 1 of the notes to the audited financial statements of the Company, included in Form 10-K for the fiscal year ended March 31, 2000. Basic net loss per share applicable to common stockholders includes imputed (non-cash) preferred stock dividends totaling $(0.29) for the nine months ended December 31, 2000. (See Note 10 herein).

        Since the Company had losses applicable to common stock in the three and nine month periods ended December 31, 2000 and 1999, the assumed effects of the exercise of outstanding stock options, warrants and convertible preferred stock were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying condensed consolidated unaudited statements of operations. Such options, warrants and convertible preferred stock could potentially dilute basic earnings per share in the future.

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

        Information on industry segments are scheduled below:

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



                                              Government            Commercial       Common/Corporate           Total
                                              -----------          -----------       ----------------        -----------
Three months ended December 31, 2000:

  Revenues                                    $   470,985          $         0          $         0          $   470,985
                                              ===========          ===========          ===========          ===========

  Net Loss                                    $  (452,726)         $  (637,533)         $(2,670,537)         $(3,760,796)
                                              ===========          ===========          ===========          ===========

Three months ended December 31, 1999:

  Revenues                                    $   364,716          $     1,300          $    15,270          $   381,286
                                              ===========          ===========          ===========          ===========

  Net Loss                                    $  (229,032)         $  (122,665)         $(1,021,554)         $(1,373,251)
                                              ===========          ===========          ===========          ===========

                                              Government            Commercial       Common/Corporate           Total
                                              -----------          -----------       ----------------        -----------
Nine months ended December 31, 2000:

  Revenues                                    $ 1,667,022          $         0          $         0          $ 1,667,022
                                              ===========          ===========          ===========          ===========

  Net Loss                                    $  (882,959)         $(1,297,266)         $(4,522,318)         $(6,702,543)
                                              ===========          ===========          ===========          ===========

Nine months ended December 31, 1999:

  Revenues                                    $ 1,230,048          $    55,999          $    45,594          $ 1,331,641
                                              ===========          ===========          ===========          ===========

  Net Loss                                    $  (501,960)         $  (337,754)         $(2,247,396)         $(3,087,110)
                                              ===========          ===========          ===========          ===========

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 6 - Series A Convertible Preferred Stock

        On May 22, 2000, the Company completed the sale of $5,000,000 in convertible preferred stock to a group of private investors. The Company issued 5,000 shares of Series A Preferred Stock, convertible immediately at the holders' discretion, into common stock at a rate of the lower of
        (1) 250 shares of common stock per share of preferred stock (equivalent to an investment of $4.00 per share of common stock issued) or (2) 80% of the volume weighted average price for the previous 250,000 shares traded prior to submission by the preferred stockholder of a conversion notice to the Company. Embedded in the preferred stock is a mandatory conversion requirement effective three years after the date of issuance. The Series A investors also received warrants to purchase 1,250,000 shares of common stock at an exercise price of $5.38 per share, and registration rights on the conversion shares and the shares issuable upon the exercise of the warrants. The preferred stock provides for a cumulative dividend of 8% per year, payable in common stock or cash. After payment of a 10% commission for introducing the investors to the Company, and legal fees totaling approximately $50,000, the Company received net proceeds of approximately $4,449,000 which it intends to use for general corporate purposes. In accordance with the Emerging Issues Task Force (EITF) Issue No 98-5, the Company recognized a beneficial conversion feature in the amount of $804,103 as a one-time non-cash preferred stock dividend. The amount represented the difference between the initial conversion price at the date of issuance of the preferred shares and the market price of the common stock at that date. In addition, the Company recorded a one time, imputed (non-cash) preferred stock dividend of $3,437,500 as a result of allocating a portion of the proceeds received to the fair value of the warrants issued, as determined by the Black-Scholes model.

        In connection with the above sale of convertible preferred stock, the Company issued warrants to purchase 75,000 shares of common stock at an exercise price of $5.38 per share to the party who introduced the Company to the Series A private placement group. As a result, the Company recorded a one-time imputed (non cash) preferred stock dividend of $207,750.

        The aforementioned imputed preferred stock dividends associated with issuing the stock resulted in a one-time loss applicable to common stockholders of $(0.27) per share. The Company also recorded a non-cash preferred stock dividend of $92,293 and $235,854 for the three and nine-month periods ended December 31, 2000, respectively due to the 8% cumulative preferred stock dividend feature.

Note 7 - Subsequent Events:

        On February 12, 2001 the Company had approximately $20,000 in cash, accounts payable of approximately $950,000 (including approximately $109,000 over 90 days) and short term notes payable of approximately $521,000. The nine Company officers have not had their salaries paid for three most recent pay periods, and all non-officer employees were paid late for the most recent pay period prior to the filing of this report.

        On December 29, 2000 the Company initiated a temporary suspension of conversions of Series A preferred stock into common stock in order to prevent further degradation in the market price of the Company's common stock while the Company and the NASD-Regulation group investigates apparent irregularities in the trading of the Company's common stock. On January 5, 2001 one of the 13 Series A preferred stockholders filed suit against the Company in the United States District Court, Southern District of New York for breach of contract for failure to honor conversions, and for an order to compel the Company to honor conversions. The stockholder also asked for a temporary injunction to be issued compelling the Company to honor any of stockholder's conversion notices. The order was granted on January 12, 2001,

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


        and the Company's response is due to the Court on February 13, 2001. The Company plans to vigorously defend the lawsuit and pursue the investigations into apparent improper short selling activity in the Company's common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999


Revenues for the three months ended December 31, 2000 were $470,985 as compared to $381,286 for the three months ended December 31, 1999, reflecting an increase in revenue of $89,699 (or approximately 24%). During both these reporting periods, the Government Strategic Business Unit (SBU) generated essentially all the revenues. The increase in revenue was primarily the result of expanded tasking from current customers, additional contract awards and Real-time Advanced Graphics Environment product sales. During this reporting period, Veridian Engineering, Inc. awarded a $882,153 subcontract for continued technical support to the Joint Strike Fighter program. Additional delivery orders totaling $182,000 were awarded by the San Diego Space and Naval Warfare Systems Center (SPARWARSYSCEN - San Diego) under the Battlefield Visualization contract for follow-on engineering services and $61,019 was awarded by General Atomics Aeronautical Systems, Inc.. Additionally, during this reporting period, the Company was awarded a one year, renewable subcontract from Science Applications International Corporation. This subcontract, with a proposed ceiling value of $1,832,277 over the anticipated 4.5 year contract, will support the SPARWARSYSCEN - San Diego Command and Intelligence Systems Division. As of December 31, 2000, no task orders have been authorized under this contract.

As of December 31, 2000, the Company's backlog of awarded work was approximately $1,500,000.

During the next several months, GreyStone's Commercial SBU expects to generate revenues from the sale of its new entertainment system, the MercRacer 3000(TM) motion-based platform, featuring GreyStone's interactive racing game titled Canyon Fighter(TM). The Commercial SBU may incur additional losses as it introduces its new entertainment products to the market.

Cost of revenues increased to $432,741 during the current three month period, as compared to $293,481 for the same three month period in the previous year. As a percentage of revenues, costs of revenues were 92% in the current period, compared to 77% in the previous period. Cost of revenues increased in the current period due to an increase in purchased engineering services costs in support of new contractual work, an increase in the use of subcontractors and an increase in the Government SBU overhead rate and Company fringe benefit rate from the prior period. The Government SBU overhead rate increase was the result of additional costs associated with recruiting and hiring qualified engineering software personnel in support of Government SBU activities during the current three month period. The fringe rate applied to the cost of revenues for the prior three month period was less than the current period rate due to lower medical claims in the previous period. Additionally, direct travel costs were higher in the current period as a result of GreyStone's increased support of overseas and domestic military exercises and contracts.

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

Marketing and sales expenses were $571,816 or 121% of revenues in the current period compared to $203,831 or 53% of revenues for the previous period, an increase of $367,985 in the current period. The increase in marketing and sales expenses was primarily in the Commercial SBU and was associated with planning and attending the IAAPA trade show in Atlanta, Georgia in November 2000. In general, marketing and sales expenses result from bid and proposal activity as well as attendance at trade shows, Company product demonstrations and in-house marketing related activities such as product brochures and marketing software development. These types of expenses vary from period to period and are highly dependent upon the extent and manner in which the Company focuses its efforts regarding potential future opportunities during the reporting period.

Research and development expenses increased to $556,686 for the current period, compared to $220,401 for the previous period, resulting in an increase of $336,285. The increase was in the Commercial SBU and reflects continued work on the new MercRacer 3000 motion base platform, creating a new title for play on MercRacer 3000 and developing a 3D virtual workspace environment.

General and administrative expenses were $696,171 in the current period, compared to $1,034,287 for the previous period, resulting in a decrease of $338,116. The expenses were higher in the previous period due to legal, accounting and other related expenses associated with the business combination with Express Capital Concepts, Inc. which was completed in December 1999.

Other income (expense) of $(1,974,367) consisted of interest income of $6,521, including $1,102 of interest income from related parties notes and reserves for notes receivable, contract receivable and subscriptions receivable and accrued interest in the amount of $1,980,888.

The net loss of $3,760,796 increased by $2,387,545 from the $1,373,251 net loss reported in the previous reporting period. In summary, during the current period, revenues were up by $89,699 or 24%, while total expenses, including other income (expense), increased by $2,477,244.

The Company recorded a non-cash preferred stock dividend of $92,293 for the three month period ended December 31, 2000 for the 8% preferred stock dividend feature provided for in the Series A Convertible Preferred Stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999

Revenues for the nine months ended December 31, 2000 were $1,667,022 as compared to $1,331,641 for the nine months ended December 31, 1999, reflecting an increase in revenue of $335,381 (or approximately 25%). During both these periods, the Government Strategic Business Unit (SBU) generated essentially all revenues. The increase in revenue was primarily the result of an expanded government customer base and increased funding to current tasking with the SPARWARSYSCEN - San Diego. In March 1999, GreyStone was awarded a $15.1 million delivery order contract from SPARWARSYSCEN - San Diego. Approximately $3.3 million in delivery orders have been authorized under this contract through December 31, 2000, leaving an available ceiling of approximately $11.8 million during the remaining 37 months of the contract. The broad scope and multi-year performance period of this prime contract allows numerous end government customers cost effective access to the Company's modeling and simulation capabilities. For the nine month period ended December 31, 2000, government customers other than SPARWARSYSCEN - San Diego, have funded nine additional delivery orders. The Company anticipates that this trend will continue. As of December 31, 2000, the Company's backlog was approximately $1.5M. All of the backlog is expected to be completed within the next twelve months.

During the next several months, GreyStone's Commercial SBU expects to generate revenues from the sale of its new Commercial entertainment system, the MercRacer 3000(TM) motion-based entertainment platform, featuring GreyStone's racing game titled Canyon Fighter(TM). The Commercial SBU may incur additional losses as it introduces its new entertainment products to the market.

Cost of revenues increased to $1,350,657 during the current nine month period as compared to $813,270 for the same nine month period in the previous year. As a percentage of revenues, costs of revenues were 81% in the current period compared to 61% in the previous period. Cost of revenues increased in the current period due to an increase in purchased engineering services costs in support of new contractual work, an increase in the use of subcontractors and an increase in the Government SBU overhead rate and Company fringe benefit rate from the prior period. The Government SBU overhead rate increase was the result of additional costs associated with recruiting and hiring qualified engineering software personnel in support of Government SBU activities during the current nine month period. The fringe rate applied to the cost of revenues for the prior nine month period was less due than the current period rate due to lower medical claims in the previous period. Additionally, direct travel costs were higher in the current period as a result of GreyStone's increased support of overseas and domestic military exercises and contracts.

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

Marketing and sales expenses were $1,100,505 or 66% of revenues in the current period compared to $561,871 or 42% of revenues for the previous period, an increase of $538,634 in the current period. The increase in marketing and sales expenses was in both the Government and Commercial SBUs. In the Government SBU, the increase reflects the development of a promotional CD that details the products, services and accomplishments of GreyStone's Government SBU and a greater level of marketing effort in support of the Company's UAV Toolkit(TM) and RAGE(TM) software products. In the Commercial SBU, the increase was primarily associated with planning and attending the IAAPA trade show in Atlanta, Georgia in November 2000. In general, marketing and sales expenses result from bid and proposal activity as well as attendance at trade shows, Company product demonstrations and in-house marketing related activities such as product brochures and marketing software development. These types of expenses vary from period to period and are highly dependent upon the extent and manner in which the company focuses its efforts regarding potential future opportunities during the reporting period.

Research and development expenses increased to $1,396,085 for the current period, compared to $750,620 for the previous period, resulting in an increase of $645,465. The increase was in the Commercial SBU and reflects continued work on the new MercRacer 3000(TM) entertainment system, creating a new title for play on the MercRacer 3000 system and developing a 3D virtual workspace environment.

General and administrative expenses were $2,623,808 compared to $2,283,179 for the previous period, resulting in an increase of $340,629. $180,989 of this increase was the result of non-cash compensation associated with the granting of stock awards, warrants and compensatory stock options. The remainder of the increase in general and administrative expenses was for public relations expenses and outside professional services.

Other income (expense) of $(1,898,510) consisted of interest income of $82,378, including $3,860 of interest income from related parties notes and reserves for notes receivable, contract receivable and subscriptions receivable and accrued interest in the amount of $1,980,888.

The net loss of $6,702,543 increased by $3,615,433 from the $3,087,110 net loss reported in the previous reporting period. In summary, during the current period, revenues were up by $335,381 or 25%, while total expenses, including other income (expense), increased by $3,950,814.

LIQUIDITY AND CAPITAL RESOURCES

GreyStone has incurred losses in each fiscal year since 1993, and as of December 31, 2000, GreyStone had an accumulated deficit of $49,052,261. To finance its business plan and historic negative cash flow, GreyStone has continually needed to obtain debt and equity financing on a private basis and to satisfy creditors with stock rather than by payment in cash to enable it to develop its commercial entertainment products. These losses have been primarily due to lack of any significant entertainment revenues, substantial research and development programs expenses, and other costs incurred through the development and introduction of GreyStone's entertainment products. Almost all of GreyStone's sales have been in the government business area, which provides low profit margins from which GreyStone has not been able to recover the costs of its research and development programs. Although revenues are expected from the sale of entertainment products, GreyStone may incur additional losses as it continues to market and develop its entertainment products. No assurance can be given that GreyStone will ever derive material revenues from entertainment products or that sale of such products will ever be profitable.


Net cash used in operating activities for the nine months ended December 31, 2000 was $3,811,072 whereas cash used for operating activities in the nine months ended December 31, 1999 was $3,125,605. The net loss for the current nine month period was $6,702,543 an increase of $3,615,433 from the previous reporting period net loss amount of $3,087,110. During the current reporting period, noncash expenses were $2,598,509, as compared to $434,848 in the previous reporting period. Depreciation and compensation expense in the current reporting period was $617,621, as compared to $434,848 in the previous reporting period, an increase of $182,773. Valuation reserves were $1,980,888 in the current reporting period and consisted of notes receivable, including accrued interest, of $643,151, contract receivable of $135,000 and subscriptions receivable, including accrued interest, of $1,202,737.

Net cash used in investing activities was $775,948 during the current nine month reporting period compared to $254,050 for the previous reporting period. Current period investing activities included purchases of software licenses and equipment of $194,668, leasehold improvements of $85,346 and the June 2000 purchase of finished goods inventory in the amount of $330,000 from a target company which GreyStone entered into a letter of intent to acquire. Additionally, in June 2000 the Company gave the target Company $135,000 for the right to receive future payments on invoices to be generated by the target company upon the completion of work in progress. GreyStone has hired an agent to assist in the sale of the finished goods inventory, and negotiations are underway regarding the goods' sale. Due to the uncertainty of collection on the contract receivable, a reserve of $135,000 has been established. Additionally, notes receivable accrued interest was $30,934.

Net cash provided by financing activities was $4,561,853 in the current period compared to $3,790,271 for the previous comparable period. $4,449,353 of the cash provided for financing activities was the net result of the sale on May 22,2000 of $5,000,000 in convertible preferred stock to a group of private investors and is net of a 10% commission and legal fees. The net proceeds have been used by the Company for product development and general corporate purposes. The balance of the net cash provided by financing activities was made up of $62,500 of loans by officers to the Company and $50,000 from the issuance of short term notes.

In December 1999 the Company took a promissory note in the amount of $1,183,292 for the partial payment of common stock issued for the exercise of warrants by close advisors to the Company. The note is secured by a lien on property owned by the advisors and carries an interest rate of 10% per year. The maturity date of the note has been extended three times and last matured on December 22, 2000. Total principal and unpaid interest accrued is $1,202,737. The Company has not accrued any interest on the note during the current period. A valuation reserve of $1,202,737 has been established while the Company pursues collection of the note.

At December 31, 2000, the Company had $142,132 in cash as compared to $167,299 for the fiscal year ended March 31, 2000. The Company anticipates that in the future, it will need to obtain additional debt or equity financing to continue its operations for at least the next 12 months.

On February 12, 2001 the Company had approximately $20,000 in cash, accounts payable of approximately $950,000 (including approximately $109,000 over 90 days), and short term notes payable of approximately $521,000. The nine company officers have not had their salaries paid for three most recent pay periods, and all non-officer employees were paid late for the most recent pay period prior to the filing of this report.

STRATEGIC BUSINESS ACQUISITIONS AND JOINT VENTURES

On January 14, 2000 GreyStone executed a letter of intent for the acquisition of a company that designs, builds, and sells forensic surveillance, mobile intelligence, and communications platforms. GreyStone has completed its due diligence research into the acquisition candidate and has chosen not to pursue a business combination at this time. The proposal for forensic vehicles and command and control systems for a national security agency in South America is still pending and the two companies have executed a teaming agreement regarding the opportunity. In support of the relationship between GreyStone and the target company, GreyStone loaned the target company president $500,000 in November 1999 and $100,000 in February 2000. The loans were collateralized by all of the borrower's stock in the target company. The loans have been extended by GreyStone three times, and most recently matured on November 18, 2000. Total principal and unpaid interest accrued through February 6, 2001 is $658,784. GreyStone has requested repayment of the loans and is in discussion with the borrower regarding his plans for repayment. A reserve has been taken for the entire amount of the loans, and if an agreement for repayment is reached, the reserve will be adjusted as appropriate.

On January 23, 2001, GreyStone signed a services agreement to provide applications of Virtual-Info-Space(TM) to OptMark Inc., a newly organized private company based in Corona, CA. Under the agreement, OptMark has agreed to pay GreyStone $1.3 million over a nine to twelve month period for development of software applications that OptMark intends to market to provide customers with enhanced interactive content for wireless media platforms. The agreement also provides for GreyStone to receive continuing royalty payments from OptMark and for GreyStone to make a $100,000 equity investment in OptMark, which will represent a 50% ownership of the current issued and outstanding stock of OptMark.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 29, 2000 the Company initiated a temporary suspension of conversions of Series A preferred stock into common stock in order to prevent further degradation in the market price of the Company's common stock while the Company and the NASD Regulation group investigates apparent irregularities in the trading of the Company's common stock. On January 5, 2001 one of the 13 Series A preferred stockholders filed suit against the Company in the United States District Court, Southern District of New York for breach of contract for failure to honor conversions, and for an order to compel the Company to honor conversions. The stockholder also asked for a temporary injunction to be issued compelling the Company to honor any of stockholder's conversion notices. The order was granted on January 12, 2001, and the Company's response is due to the Court on February 13, 2001. The Company plans to vigorously defend the lawsuit and pursue the investigations into apparent improper short selling activity in the Company's common stock.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

        None.


(b)     Reports on Form 8-K.

        During the three months ended December 31, 2000, the Company filed no reports on Form 8-K.

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

Dated:  February 20, 2001