Form 10-K
period 2001-03-31
GREYSTONE DIGITAL TECHNOLOGY INC
filed 2001-07-16
CIK 840254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File Number 000-28909

GREYSTONE DIGITAL TECHNOLOGY, INC.

(Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	84-1107140 (I.R.S. Employer Identification No.)

4950 Murphy Canyon Rd. San Diego, California (Address of Principal Executive Offices)	92123 (Zip Code)

(858) 874-7000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

      Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

      As of July 6, 2001, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $3,641,271, based on the closing price of the Company’s Common Stock on the Nasdaq OTC Bulletin Board on July 6, 2001 of $0.16 per share.

      As of July 6, 2001, 29,749,034 shares of registrant’s Common Stock, $0.001 par value, and 3,183.5 shares of registrant’s Preferred Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year are incorporated by reference into Part III of this report.

PART I

Forward-Looking Statements

      This document contains “forward-looking statements,” which may include the following:

•	our business strategy;

•	the timing of and plans for the introduction of new products and enhancements;

•	plans for hiring additional personnel;

•	anticipated growth in the market for our products;

•	completion of acquisitions or the entering into strategic alliances; and

•	the adequacy of our existing resources together with anticipated sources of additional capital to fund our operations for at least the next 12 months.

      Other statements about our plans, objectives, expectations and intentions contained in this document that are not historical facts may also be forward-looking statements. When used in this prospectus, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of reasons, including those discussed under “Factors That May Affect Future Performance” and elsewhere in this document. We assume no obligation to update any forward-looking statements.

Item 1. Business

Overview

      GreyStone is a software development and systems integration company. Specifically, we develop real-time, interactive, and networked three-dimensional (3-D) visual and aural software, simulated “virtual” environments, and “Info-Space” applications that we market to customers in government and commercial markets. We also provide our customers with supporting engineering services in order to add value to the software applications that we sell to our customers.

      We commenced business in San Diego, California in 1989 in order to provide the United States military and its contractors with software and engineering services for applications in highly advanced military hardware (fighting aircraft, missiles, ships, and vehicles) and training simulators. Our defense customers have included the U.S. Navy, Army and Air Force, Lockheed Martin, Logicon, Hughes Aircraft, and the Defense Advanced Research Projects Agency (DARPA), and others. These customers use GreyStone’s products and services in aerial, mechanized, and naval combat, electronic warfare, mission planning and support, training, battlefield command, control, communications, computers, and intelligence (“C4I”), and unmanned aerial vehicles (“UAVs”).

      In 1994, we initiated a long-term program to develop multi-player (collaborative) real-time, interactive, and networked 3-D entertainment content (“Titles”) to run on high-end 3-D multimedia home-based personal computers (“PCs”) and new PC-based open architecture arcade amusement machines (“OA3Ms”). During 1998 we developed our first PC-based entertainment Title, XS-GTM, to sell to the OA3M entertainment market.

      In December 1999 we transitioned from operating as a privately-held company to a publicly-traded company with the completion of a merger with a company with no previous operations which was traded on the Over-the-Counter Bulletin Board. GreyStone Technology, Inc.’s operations continue today as a wholly-owned subsidiary of GreyStone Digital Technology, Inc. (formerly Express Capital Concepts, Inc.). All references to “GreyStone’s” operations in this report are those of the wholly-owned subsidiary, under which all of GreyStone Digital Technology, Inc.’s operations are currently conducted.

      Since 1994 we have followed a strategy where we invested resources and devoted many arduous employee hours to translate the Company’s technology and experience working in the defense business to the commercial entertainment business. However, a series of events during this past fiscal year has forced a reevaluation of this strategy and the decision to suspend our entertainment operations and focus our resources on our core revenue business areas, information science and technology for defense and government. In eliminating our involvement in non-core business areas, and instituting a number of internal changes designed to reduce our operating costs, we believe the Company can grow its core business and achieve positive cash flow from its operations.

      We have several goals in this effort. The first is to focus our business on what we do best—information technology software and engineering services; and the second is to maximize our ability to achieve our goal of profitability. We will consider a merger or acquisition if it compliments this strategy or can increase shareholder value.

      According, we have begun to implement a profound transformation in our operations that will continue over the next two fiscal years. We believe that this transformation should result in a reliable course for profitable operations. We have begun to implement a number of initiatives which we believe will allow us to grow our core business in information science and technology and still apply our technology to certain commercial markets.

      During the next business year our Government Business Group will continue providing engineering services relating to the sale of its product, RAGE, and its engineering services contracts. Marketing targets remain focused on Battlefield Visualization applications, and customized C4I/ISR applications. During the past fiscal year we have won subcontractor positions on several new programs and will be aggressively pursuing new business under these contract vehicles.

Our Current Markets, Products, and Services

      We have developed and marketed software products that are targeted at the defense preparation market. We develop software products that are used in combat and training simulations and provide support services that contain costs and increase the effectiveness of defense operations and defense preparation. We are planning expansion in these areas and may consider a merger or acquisition to support this strategy.

GOVERNMENT BUSINESS

      We founded GreyStone in 1989 to provide the U.S. military and contractors with software and engineering services for applications in highly advanced military hardware and training simulators. We provide customers real-time, 2-D and 3-D, distributed and networked virtual environments for collaborative mission planning, rehearsal, mission reconstruction, testing, training, prototype development and operational assessments. Our virtual environments employ real-time simulation, intelligent agent and advanced visualization technologies that create a battle-space in which a commander and soldier alike can assess, command, and shape the dynamics of the battle as well as experiment with various contingencies to test skill and enhance judgment. Virtual environments are used to provide knowledge of the battle-space previously not available without deploying live troops and millions of dollars of equipment.

      From the beginning, we have built our government business on key technologies (real-time simulation, intelligent agents and advanced visualization) used to create virtual environments and the experience of qualified individuals who understand the requirements and utility of virtual environments for training and combat operations. GreyStone has modeling and simulation professionals, advanced systems integrators, mission-planning specialists, intelligent agent experts, software developers with defense industry experience, and experienced former military personnel who continue to provide the government customer with an alternative to deploying troops and systems to the field.

      GreyStone has a legacy of software development and engineering services for high-performance military systems that are immersive, interactive, and which function in real-time. GreyStone has been able to adapt its military software products for application across several mission areas: planning, advanced simulations, aerial combat, battlefield command and control, and, most recently, in the arenas of intelligence, surveillance and reconnaissance systems. GreyStone’s defense products are applied to some of the world’s most advanced military hardware and training simulators for aerial combat, combat simulation, electronic warfare, mission planning and support, battlefield C4I, and unmanned aerial vehicles (UAVs).

               RAGE™ —the Product

      Military personnel use GreyStone’s Real-time Advanced Graphics Environment, RAGE™ to reproduce realistic combat scenarios for command centers to visualize and distribute information in real-time regarding forces, systems situations and conditions.

      GreyStone’s RAGE software product has been used in over 70 joint military exercises and advanced technology demonstrations worldwide. RAGE provides customers real-time, 2/3D, distributed and networked virtual environments for collaborative decision-making, situation awareness, mission planning/rehearsal/ reconstruction, testing, training, prototype development and operational assessments.

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

               Engineering Services and Products

      GreyStone provides, on a contract basis, advanced engineering and software development services to the military and its contractors including services during the last twelve months to:

•	Lockheed Martin — Projects include F-22 Internal Research and Development

•	Joint Strike Fighter Program Office — Joint Strike Fighter C4I Support Plan

•	U.S. Navy SPAWAR Systems Center Code 44 — San Diego — Joint Medical Operations — Telemedicine, and Joint Semi-Automated Forces, DD-21 concept modeling and analysis

•	General Atomics — Aeronautical Systems Inc. — San Diego — Advanced visualization for Predator UAV ground-based trainer

•	U.S. Navy NAWC Weapons Division — China Lake — Advanced visualization and simulation for unmanned vehicle flight simulation, flight test support

•	U.S. Navy NWDC Simulation Center —Newport — Virtual UAV simulations, advanced sensor simulation for large-scale exercises

•	U.S. Navy NAVAIR— Patuxent River — Advanced Electronic Attack Analysis of Alternatives to replace the EA-6B tactical jamming aircraft for OSD

•	U.S. Air Force — Wright-Patterson AFB — Small Business Innovation Research into the use of Intelligent Agent technology for predicting aircraft system failures, providing preventive maintenance

•	U.S.M.C. Warfighting Laboratory — Quantico — Advanced visualization and virtual UAV simulations for Limited Operation Experiments

•	General Atomics — Predator UAV ground trainer visualization

•	U.S. Navy Space and Naval Warfare Systems Command — San Diego — Early Operational Assessments for Navy C4I systems, experiment support

•	U.S. Joint Forces Command — Norfolk — Virtual UAV simulation, advanced visualization technologies, exercise and experiment support

      These Services have been contracted for through the following:

•	U.S. Navy SPAWAR Systems Center Code 44 BATTLEFIELD VISUALIZATION AND ADVANCED SIMULATION TECHNOLOGY: GreyStone has been awarded individual delivery orders for a total value of approximately $3,500,000 to date (last two years).

•	INFORMATION WARFARE IDIQ: The Veridian Engineering, Inc. team, including GreyStone as a subcontractor, was awarded a three-year delivery order contract with a ceiling of $38.1 million to provide engineering services in support of developmental efforts for information warfare systems located at the Naval Air Warfare Center Weapons Division, Point Mugu, California.

      New awards in the last twelve months include:

•	U.S. ARMY AVIATION and MISSILE COMMAND OMNIBUS 2000: GreyStone, as part of a large team lead by the Computer Sciences Corporation, has been selected to participate in the $2.5 billion U.S. Army Aviation and Missile Command OMNIBUS 2000 Support Services program. The OMNIBUS 2000 program will replace about 60 separate support services contracts formerly awarded by the government. The U.S. Army Aviation and Missile Command develops, acquires, fields and sustains aviation and missile systems, which supports the readiness of the Army’s technologically superior systems on the battlefield.

•	U.S. ARMY SIMULATION TRAINING and INSTRUMENTATION COMMAND (STRICOM) TEAM OMNIBUS CONTRACT (STOC). STOC is an 8 year Indefinite Delivery/Indefinite Quantity Contract (ID/IQC) structured to allow STRICOM to acquire the full spectrum of Simulation, Training, Modeling, Test and Instrumentation products and services to support

Warfighter needs throughout the Army and DoD. The ID/IQC was structured to contain Lots for each STRICOM business domain: Live, Virtual, Constructive, and Test-Instrumentation. Within STRICOM, the Program Management offices are organized around the business domains: PM-TRADE (Live); PM-CATT (Virtual); PM-WARSIM (Constructive); and PM-ITTS (Test-Instrumentation). GreyStone participated as a subcontractor with three different companies, Motorola, CSC/Nichols, and Aegis for winning positions with both large and small companies in all four business domains. This contractual vehicle permits the issuance of task orders for modeling and simulation efforts at any phase within the acquisition life cycle of STRICOM systems.

•	U.S. Navy SPAWAR Systems Center Code 42 C4I SOFTWARE APPLICATIONS and DATABASES. As part of the SAIC team. The contract requires system engineering tasks all software and associated documentation for new, upgraded, and existing C4I applications. These C4I applications include tactical decision aids, planning tools, analyst aids, user interaction techniques, visualization tools, correlation and fusion techniques, data and information interpretation approaches and interfaces. GreyStone is the subcontractor for modeling, simulation and visualization on this winning team.

                Defense Backlog

      GreyStone’s backlog at March 31, 2001 was approximately $850,000. GreyStone’s backlog at March 31, 2000 was approximately $405,000. All of the backlog is expected to be completed within the company’s fiscal year 2002, ending March 31, 2002. All U.S. Government contracts are subject to termination at the convenience of the Government, whereupon the company would only be paid for work completed up to the termination date.

                Government Business Strategy

      We have focused our core software products and services on Command, Control, Communications, Computers and Intelligence (C4I) and modeling and simulation. In addition to software license sales, GreyStone provides, on a contract basis, advanced engineering and software development services to the military and its contractors. Our strategy the past year has been to:

      (1) Pursue large and growing opportunity in simulation, modeling and training: We have focused software products and services in the government-defined growth areas of simulation, advanced visualization and artificial intelligence and taken advantage of the government’s mandate for commercial-off-the-shelf (COTS) solutions applications. We have been on the winning teams for seven such contracts in the past year, giving us eleven contract vehicles through which to pursue simulation-based engineering services.

      (2) Penetrate New Markets Via Strategic Relationships: We have pursued an aggressive teaming strategy with large and small businesses to gain access to new customers. We chose incumbent contractors whose technology complimented ours or for whom our virtual environments offered them a competitive advantage in renewing their contracts. We also accepted teaming agreements with new firms in the interest of participating in larger multiple contracts for a variety programs that we might not normally access. We engaged in teaming and ongoing relationships with, CSC Nichols, Motorola, SAIC, and three small businesses, all of which have a loyal customer base for which our technology adds new solutions.

      (3) Gain Access to New Technologies: Much of GreyStone’s current capabilities and technology base has been achieved through targeting contracts from government research laboratories and organizations in order to gain access to emerging technologies. This important segment of the government market often funds high-risk technology initiatives and supports GreyStone’s strategy of applying its technology across all of our business areas and products. This has been true particularly in promoting GreyStone’s role in optimizing commercial image generator technology. As the government customer seeks lower cost computer workstations to host virtual environments, they are funding continued development of the software products on these new, more affordable hardware systems.

      GreyStone has been able to offer our government customers real-time, distributed, networked virtual environments on PCs because the technology base at GreyStone was already operating on PCs to satisfy GreyStone’s commercial customers in the software games business. This common technology base creates a synergy in the company that helps us pull innovative and cost-effective methods for sharing and displaying data used in the commercial industry for our government customers.

      COMMERCIAL BUSINESS
      Mercracer 3000 Program

      During the past fiscal year we introduced the Mercury motion-based entertainment system (MercRacer 3000™) using the Canyon Fighter™ game, a derivative of our XS-G™ game as a first featured game content. In addition, we continued development of a new game designed specifically to take advantage of the exciting experience that the Mercury system provided. In December 2000, we executed an agreement with Virtual Distribution, Inc. (VDI) to purchase and exclusively distribute GreyStone’s MercRacer 3000. Under the agreement, VDI was to purchase and GreyStone was to deliver 20 MercRacer 3000 platforms by February 2001, a total of 150 systems by June 2001, and VDI was to continue placing orders for delivery of a minimum of 350 systems through June 2002. After a series of delays in VDI’s performance, in March 2001 we learned that VDI’s parent corporation had disbanded VDI completely. As a result of VDI’s demise, the lender of our line of credit called the loan, thereby disabling our ability to complete the production run of MercRacer units.

      As a result of the above events and our inability to immediately secure additional funding to maintain our entertainment business operations, we were forced to terminate the MercRacer program. As of the date of this report, we have stopped the development and production of all entertainment products and content.

      Virtual Info-Space

      During this past year we began to develop new products and services that could exploit the growth and potential of the Internet and wireless communication technology. These products and services were to be marketed primarily to the e-based business market, which we defined as those companies that seek to apply the reach and efficiency of the Internet to enhance their competitive market position and operational effectiveness. The products and services were intended to help businesses to acquire, manage, and distribute information in a more valuable and useful way.

      On January 23, 2001, GreyStone signed a services agreement to provide applications of Virtual Info-Space to OptMark Inc., a newly organized private company based in Corona, CA. Under the agreement, OptMark agreed to pay GreyStone $1.3 million over a nine to twelve month period for development of software applications that OptMark intended to market to provide customers with enhanced interactive content for wireless media platforms. The agreement also provided for GreyStone to receive continuing royalty payments from OptMark and for GreyStone to make a $100,000 equity investment in OptMark, which would represent a 50% ownership of OptMark. In March 2001 OptMark had been unable to raise the money to pay GreyStone to develop the software and the two parties agreed to abandon the agreement. GreyStone had paid $30,000 of the $100,000 equity investment by the time the relationship ended. The $30,000 was written off in the period ended March 31, 2001.

      As of the date of this report, we have suspended the development of all Virtual Info-Space products and services. Although development has been suspended, we still plan to one day pursue this area and may consider a merger or acquisition to support our efforts.

      GreyStone's commercial business, including the MercRacer program and the Virtual Info-Space project have been treated as discontinued operations in the financial statements which accompany this report.

Strategic Business Acquisitions or Mergers

      We may acquire or merge with businesses and engage the best professional talents to achieve our objectives at a faster pace when these actions are likely to lower our risk and improve our profitability. To advance our strategy we will consider business combinations with businesses that can benefit from our ability to apply advanced digital technology to solve problems and communicate better. Certain businesses that integrate communication systems and simulation systems, or have established e-commerce reach, or address an established community of common interest, or have an established communications network may advance our strategic plan.

      On January 14, 2000 GreyStone executed a letter of intent for the acquisition of a company that designs, builds, and sells forensic surveillance, mobile intelligence, and communications platforms. GreyStone chose not to pursue a business combination. The proposal for forensic vehicles and command and control systems for a national security agency in South America is still pending and the two companies have executed a teaming agreement regarding the opportunity.

      In support of the relationship between GreyStone and the target company, GreyStone loaned the target company president $500,000 in November 1999 and $100,000 in February 2000. The loans were collateralized by all of the borrower’s stock in the target company. The loans have been extended by GreyStone three times, and most recently matured on November 18, 2000. Total principal and unpaid interest accrued through March 31, 2001 is $670,097. GreyStone has requested repayment of the loans and has received $27,500 this calendar year. A reserve was taken in the period ended December 31, 2000 for the loans.

      In June 2000 GreyStone purchased inventory from the target company, with a cost basis of $330,000, and purchased an account receivable for $135,000. GreyStone has been unable to resell the inventory to-date and was unable to collect on the account receivable. A reserve for the entire amount of these purchases was taken in the period ended March 31, 2001.

Research and Development

      Our success will depend to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made and plan to continue to make substantial investments in research and development. In the year ended March 31, 2001, our research and development expenses related to continuing operations were $634,312. This compares to $568,063 in 2000 and $232,663 in 1999.

      We have focused our development efforts on the development of RAGE, our visualization and simulation software, and the UAV Toolkit software for the Government sector, the XS-G game and the Mercury motion-based entertainment system for the Commercial sector, and the GreySim tools which support both business sectors.

      Our research and development efforts have been coordinated by the Strategic Technology Unit, whose responsibility was to develop and demonstrate advanced technologies for use in GreyStone’s products. These research and development projects included the exploration of basic technology alternatives, maturation of critical technology components, and the execution of cooperative technology ventures. As of the date of this report the majority of activities in the Strategic Technology Unit have been suspended.

      Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities and subcontracting costs. As of March 31, 2001, we had 24 employees engaged in research and development for continuing operations.

Competition

      GreyStone experiences substantial competition in its defense and entertainment markets and believes its principal competitive advantages to be its reputation and experience in its selected market areas, creativity in applying existing and GreyStone proprietary technology to new applications that meet customer requirements, technical assistance to its customers, and price.

      GreyStone believes that it has a competitive advantage with its government software product, RAGE, which has been identified by the government in several sole source award announcements as a requirement for award performance. While GreyStone believes that this competitive advantage may continue, for an unknown period of time, there is no guarantee that the government will continue to identify GreyStone’s software as a continuing requirement for such awards.

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

      GreyStone’s competitors range from small companies with limited resources to large companies with greater financial, technical and marketing resources. GreyStone’s future success in its government markets will depend upon, among other things, its ability to withstand competition from larger companies, to obtain and retain competent personnel to successfully accomplish its obligations under its various contracts and agreements and to productively extend its technological expertise to new applications. All of these factors are subject to uncertainty.

Patents and Proprietary Rights

      GreyStone applies for patents, or other appropriate proprietary or statutory protection, when it develops valuable new or improved technology. As of March 31, 2001, GreyStone has one design patent as well as certain trademarks and copyrights. The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. There can be no assurance that its patent will afford effective protection against competitors with similar technology; nor can there be any assurance that patents issued to GreyStone will not be infringed upon or designed around by others or that others will not obtain patents that GreyStone would need to license or design around. If the courts uphold existing or future patents containing broad claims, the holders of such patents might be in a position to require companies to obtain licenses. There can be no assurance those licenses that might be required for GreyStone’s products would be available on reasonable terms, if at all.

      In addition to patent and copyright law, GreyStone relies on trade secrets and proprietary know-how, which it seeks to protect in part by confidentiality agreements with its strategic partners, employees, consultants, vendors and licensees. GreyStone’s agreements prohibit unauthorized disclosure or reverse engineering of GreyStone’s systems. However, GreyStone expects that third parties may attempt to reverse engineer its technology. There can be no assurance that GreyStone’s confidentiality agreements will not be breached or that GreyStone would have adequate remedies for any breach. The law concerning reverse engineering by a person or entity that has not signed a license agreement is currently uncertain. As a result, GreyStone may not have an adequate remedy if a competitor disassembles or reverse engineers products based on GreyStone’s proprietary technology even if trade secret or copyright law protects GreyStone’s technology.

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

Employees

      GreyStone had 52 full-time employees as of March 31, 2001. 24 of these employees are in research and product development related activities, one in manufacturing and eight in GreyStone’s business sectors, marketing and sales, and finance and administration. 19 additional employees were assigned to operations which have since been discontinued. As of July 6, 2001, GreyStone had 33 full- time employees. GreyStone is not a party to any collective bargaining agreement, and GreyStone believes its relations with employees to be adequate.

Factors Which May Affect Future Performance

      Risks Related to GreyStone’s Operations

GreyStone’s revenues are principally generated from sales and services to the U.S. Government and its contractors.

      To date, substantially all of GreyStone’s revenues have come from sales and services to U.S. government agencies and contractors. GreyStone’s contracts are subject to funding limitations for the convenience of the government. Cancellations or delays of government projects or activities will have a significant impact on GreyStone’s results of operations and financial condition. Because GreyStone tends to work on only a few projects at any time, cancellations or delays can affect GreyStone more adversely than larger companies.

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

GreyStone’s government contracts can be terminated at any time.

      All government contracts and, in general, subcontracts under them may be terminated at any time at the convenience of the United States Government. Government contracts also may be canceled if the necessary funds are not appropriated by Congress. Since Congress normally appropriates funds only one fiscal year at a time, longer term government contracts are usually only partly funded at any time. If any of GreyStone’s government contracts or subcontracts were to be terminated or canceled, GreyStone generally would only be entitled to receive payment for work completed and allowable termination or cancellation costs. Termination or cancellation of GreyStone’s contracts or subcontracts could have a material adverse effect on GreyStone.

GreyStone needs capital now and will need additional capital in the future, which may not be available on acceptable terms.

      To finance its business plan and negative cash flow GreyStone has continually needed to obtain debt and equity financing on a private basis. Cash deficiencies in the past and at the time of this report have required GreyStone to defer payment of its obligations and impeded its operations and development. Although GreyStone has been able in the past to fund operations by selling shares and borrowing, there is no assurance that it can continue to do so.

      Historically, the company has funded its operations primarily through private sales of common and preferred stock, and borrowings. The stock sales have been made pursuant to private placements and exemptions from registration under the Securities Act of 1933. The Company raised approximately $6,000,000, $5,000,000, and 3,577,000 during its business years ended March 31, 2001, 2000 and 1999, respectively. The funds raised in the recent business year was primarily from the sale of convertible preferred stock ($4,500,000), borrowings from a one-year line of credit ($845,000), and short term borrowings from the company’s principal stockholder, officers, and other private lenders.

      On March 31, 2001, GreyStone’s total current assets were $699,973 and total current liabilities were $3,793,599, which resulted in a working capital deficiency of $3,093,626.

      No assurance can be given that additional equity capital or borrowings will be available to GreyStone on favorable terms, if at all. Nor is there any assurance that GreyStone’s results from operations will improve, or that its financial condition will improve.

      GreyStone presently anticipates that its expenditures will continue to exceed its revenues from its operations if there is not a significant improvement in its revenues. If GreyStone’s revenues do not increase substantially, and if there are any significant delays in raising additional capital, then GreyStone may face the risk of not having enough cash or other resources to continue to operate its current business plan. Without increased revenues, or the ability to raise additional capital, GreyStone could be compelled to curtail or even cease operations. If this were to happen, GreyStone shareholders could lose all or part of their investment.

GreyStone’s quarterly results are likely to fluctuate significantly and may be below the expectations of analysts and investors.

      GreyStone’s quarterly revenues, operating results and cash flows vary. Factors which cause this fluctuation include:

•	the uncertainty in timing of the payments on government contracts;

•	the reduction in size, delay in starting-time, interruption, or termination of one or more significant projects or contracts during a quarter;

•	the delays in the research, development and introduction of new products; and

•	general economic conditions which may affect the ability of GreyStone to sell its products to the government and government contractors.

      The timing of payments on government contracts depends on government project schedules. When a project does not start on time or proceeds slowly GreyStone’s financial condition and results of operations can be harmed. Because a majority of GreyStone’s operating expenses, including salaries, depreciation and rent, are largely fixed before a quarter begins, GreyStone has only a limited ability to protect itself from these delays. GreyStone believes that quarterly revenues and operating results are likely to vary significantly in the future and that period-to-period comparisons of its revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

GreyStone will not be able to accurately predict the success of its future operations and you should not rely on GreyStone’s forward-looking statements.

      Forward-looking statements have been made in the “Company Business” section and elsewhere in this document. Forward-looking statements are all those which are not about historical fact, and include, but are not limited to, information concerning:

•	business strategy, future operations and results of operations;

•	the ability of GreyStone to continue its operations

•	the ability of GreyStone’s shareholders to sell their shares in the over-the-counter market;

•	the ability of GreyStone to raise additional capital; and

•	other statements which include “believes,” “expects,” “anticipates”, “intends,” “estimates” or similar expressions.

      While these statements are based on GreyStone’s current expectations, they are subject to important risks and uncertainties and should not be relied on as predictions of what will happen. Factors that may cause actual results to differ from the statements which have been made include, but are not limited to, the other risk factors discussed in this document. Forward-looking statements should not be seen as representations that they will be realized, and GreyStone is assuming no obligation to update them if they should become aware that the statements may not be realized.

GreyStone depends on key engineering, technical and other personnel skilled in government contracting and may have difficulty retaining and attracting these skilled employees in the future.

      GreyStone’s recent cash inadequacies and suspension of the Commercial, Virtual Info-Space, and Strategic Technology groups have had, and may continue to have a negative effect in its ability to implement the business plan. GreyStone’s future success depends to a significant extent on the continued service of its senior management and other key employees. The loss of any of these individuals could have a material adverse effect on GreyStone’s business and results of operations. GreyStone also believes that its future success will depend, in large part, on its ability to attract and retain highly skilled employees in a variety of disciplines. Competition for such employees within the computer industry is intense, and there can be no assurance that GreyStone will be successful in attracting and retaining such personnel.

We may engage in future mergers or acquisitions that dilute or stockholders’ equity and cause us to incur debt or assume contingent liabilities.

      We may pursue acquisitions that could provide new technologies or products. Future acquisitions may involve the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, the incurrence of debt, or amortization expenses related to goodwill and other intangible assets.

      In addition, acquisitions involve numerous risks, including:

•	difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

•	the diversion of management’s attention from other business concerns;

•	risks of entering markets in which we have no or limited prior experience; and

•	the potential loss of key employees of the acquired company.

We do not plan to pay cash dividend on our common stock.

      We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the growth and expansion of our business and for general corporate purposes.

Risks related to the digital technology market

GreyStone’s market is characterized by rapid technological change and its products and services could become obsolete or fail to gain market acceptance.

      GreyStone’s success will depend on its ability to develop and introduce products which keep pace with the technological advances in a number of different disciplines, and to respond to rapidly changing customer preferences and tastes. GreyStone must also introduce new and innovative entertainment products frequently to attract and maintain consumer interest. There is no guarantee that GreyStone can give assurance that it will be successful in developing or marketing products that incorporate technological advances, or that adequately address changing customer preferences on a timely basis, if at all. Furthermore, even if GreyStone is able to successfully develop and market products that incorporate technological advances, there is no guarantee that these products will gain customer acceptance.

GreyStone may experience delays in product introduction or defects in software code which could adversely affect its business and results of operations.

      GreyStone could experience delays in new product introductions. GreyStone’s new products could contain undetected or unresolved errors in the software code base when they are first introduced or when newer versions of the earlier products are released. Despite extensive testing, GreyStone may not detect all software errors in its new products and product upgrades. Delays in product introductions and undetected errors in software could result in an inability of GreyStone products to gain market acceptance. GreyStone’s inability to resolve these issues could have a negative effect on business and operations.

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

      GreyStone believes that competition will intensify in the future, and that its ability to compete successfully depends on a number of factors, including the following:

•	GreyStone’s market presence;

•	the reliability and quality of its software products and the hardware on which GreyStone’s software products operate;

•	the pricing and timing of services and products by GreyStone and its competitors;

•	GreyStone’s ability to retain and attract qualified and experienced engineering and other technical personnel,

•	GreyStone’s ability to react to changes in the market; and

•	industry and economic trends.

      While GreyStone believes that its products may compare favorably to those offered by competitors, there can be no assurance that GreyStone’s products will gain market acceptance or that they will compete successfully. Moreover, competitors might develop products or technologies that will have broader market acceptance than GreyStone’s or make GreyStone’s products non-competitive for other reasons. In addition, GreyStone believes that the game industry is consolidating, which may lead to the creation of larger, better-financed competitors. If GreyStone is not able to compete effectively with other 3-D software vendors, GreyStone’s business and results of operations will be harmed.

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

      While GreyStone believes that its technology does not infringe upon the intellectual property rights of other parties, there can be no assurance that third parties will not assert infringement claims against GreyStone. If any such claims are asserted and upheld, there could be a material adverse effect on GreyStone’s business and results of operations.

      Risks Relating to Security Markets

There has been limited public market for GreyStone stock and the stock price is likely to be highly volatile.

      GreyStone’s common stock is quoted on the OTC-BB. Its total average daily trading volume during the 20 trading period preceding the date of this report was 83,060 shares with an average daily total quoted trading value of $19,042 (based on the daily high bid price). There can be no assurance that the trading volume or price for GreyStone common stock will increase in the near future.

The market price of GreyStone’s common stock may be subject to significant fluctuations.

      Some factors which may cause fluctuation include:

•	changes in the business, operations, financial results and prospects of GreyStone;

•	announcements of new products by competitors;

•	fluctuations in the stock market that are unrelated to the operating performance of particular companies;

•	more shares of GreyStone stock being available for sale after the issuance of preferred stock conversion shares and shares underlying options and warrants;

•	general market and economic conditions; and

•	other factors, such as the exercise of warrants, options, or sale of new common or preferred shares.

Because 33% of the outstanding stock of GreyStone is beneficially owned by directors and officers as a group, other investors will have limited influence over management decisions.

      As of June 30, 2001, directors and executive officers of GreyStone, as a group, beneficially owned approximately 33% of the outstanding stock of GreyStone (including shares underlying exercisable options and warrants to purchase GreyStone stock). Richard A. Smith, GreyStone’s founder owns directly and with his spouse, approximately 26% of the outstanding stock. As a result, the current directors and executive officers of GreyStone, if acting together, would be able to significantly influence most matters requiring the approval of the stockholders of GreyStone. The voting power of these stockholders can delay a change in control of GreyStone.

GreyStone’s board of directors will have broad discretion in issuing preferred stock, which may have an adverse effect on the rights of the holders of common stock.

      The board of directors of GreyStone is authorized to issue 3,000,000 shares of preferred stock without any vote or action by the stockholders of GreyStone. The board of directors have the authority to issue preferred stock in one or more series and to fix the rights, preferences, and restrictions thereof, including:

•	Dividend rights and rates,

•	Conversion rights,

•	Voting rights,

•	Terms of redemption,

•	Redemption prices,

•	Liquidation preferences, and

•	The number of shares constituting a series or the designation of such series.

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

Conversion of our preferred stock and subsequent public sale of our common stock while its market price is declining may result in further decreases in its price.

      As of June 30, 2001, we had outstanding 3,184 shares of convertible preferred stock. Each share of preferred stock has a stated value of $1,000 per share and is convertible into common stock at a conversion price equal to the lesser of (i) $4.00 per share or (ii) 80% of the volume weighted average price per share of the 250,000 shares traded preceding the conversion notice date. Since there is no minimum conversion price, there is no limit on the number of shares of common stock that holders of preferred stock may acquire upon conversion. Holders of our preferred stock may sell at market price the shares of common stock they have acquired upon conversion at a 20% discount to prevailing market prices concurrently with, or shortly after, conversion, realizing a profit equal to the difference between the conversion price and the market price. The holders of the preferred stock also could engage in short sales of our common stock after delivering a notice of conversion to us, which could contribute to a decline in the market price of the common stock and give them the opportunity to profit from that decrease by covering their short position with shares acquired upon conversion at a 20% discount to the prevailing market price. The conversion of the preferred stock and subsequent sale of a large number of shares of common stock acquired upon conversion during periods when the market price of the common stock declines, or the possibility of such conversions and sales, may exacerbate the decline or impede increases in the market price of the common stock.

Conversion of our outstanding preferred stock, the exercise of our outstanding warrants and stock options and subsequent public sale of our common stock will result in substantial dilution to existing stockholders.

      As of July 6, 2001, we had outstanding 29,749,034 shares of common stock. An indeterminate number of shares may be acquired upon conversion of our outstanding preferred stock since there is no minimum conversion price. At an assumed conversion price of $0.13 per share (based on 80% of the closing price of GreyStone’s common stock on July 6, 2001), holders of preferred stock could acquire upon conversion 33,077,091 shares of common stock, or approximately 111% of the shares outstanding as of July 6, 2001. On that same date 11,009,096 shares may be acquired upon exercise of outstanding warrants at exercise prices ranging from $.60 to $12.00 per share and 5,911,851 shares may be acquired upon exercise of outstanding stock options at exercise prices ranging from $.275 to $6.80 per share. Existing stockholders will experience substantial dilution in their percentage ownership of our common stock if our preferred stock is converted and warrants and stock options are exercised. If all of the outstanding preferred stock are converted at an assumed conversion price of $.13 per share, and all outstanding warrants and stock options are exercised, the number of outstanding shares of common stock will increase by 49,998,038 shares, representing approximately 168% of the outstanding common stock as of July 6, 2001.

Sales of substantial amounts of our common stock, or the possibility of such sales, may have an adverse effect on the market price of our common stock and impair our ability to raise capital through an offering of equity securities in the future.

      If our securityholders sell publicly a substantial number of shares they own or may acquire upon exercise of outstanding options and warrants or upon conversion of our preferred stock, then the market price of our common stock may decline. Public perception that those sales will occur may also exert downward pressure on our common stock. A decline in the price of our common stock may also impair our ability to raise capital through the sale of equity securities.

Item 2. Properties

      GreyStone leases approximately 27,600 feet of office and research and development space at 4950 Murphy Canyon Road, San Diego, CA 92123. The initial term of the lease expires on December 14, 2003, and can be renewed for an additional five year term subject to an adjustment of the rent to market rates. As of August 1, 2001, GreyStone will reduce its occupancy to one-half of the leased space, with the building’s owner occupying the other half. We believe that the reduced facilities will be adequate to meet our needs throughout the remainder of the lease period.

Item 3. Legal Proceedings

      On December 29, 2000 the Company initiated a temporary suspension of conversions of Series A preferred stock into common stock in order to prevent further degradation in the market price of the Company’s common stock. On January 5, 2001 one of the 13 Series A preferred stockholders filed suit against the Company in the United States District Court, Southern District of New York for breach of contract for failure to honor conversions, and for an order to compel the Company to honor conversions. The stockholder also asked for a temporary injunction to be issued compelling the Company to honor any of stockholder’s conversion notices. The order was granted on January 12, 2001. A second preferred stockholder joined the suit in March 2001, and the case was dismissed on June 19, 2001. A similar case was filed in the same court by a group of four other preferred stockholders on March 2, 2001, and the case was dismissed on March 23, 2001. Both suits were dismissed upon the company’s agreement to continue to honor all conversion notices.

      On May 25, 2001 a lawsuit was filed against GreyStone by Mahan & Nash, a public relations service provider, in the Superior Court of the State of California, County of Los Angeles for the payment of $68,000 in unpaid fees earned under a service contract. The Company has answered with a general denial and hopes to have the matter settled before the status conference, which is scheduled for September 14, 2001.

      On June 29, 2001 a lawsuit was filed against GreyStone and Richard A. Smith by Capital Solutions Fund LLC, the lender of the Company’s February 2001 line of credit, in the Superior Court of the State of California, County of San Diego for breach of contract and fraud. A total of $1,050,000 (including $205,000 in loan fees) was drawn on the line of credit before the line was called by the lender. The line was called as a result of the March 2001 dissolution of GreyStone’s exclusive distributor of the MercRacer entertainment system by the distributor’s parent corporation. GreyStone’s answer to the suit is due by August 2, 2001. Both GreyStone and its CEO, Richard Smith, vehemently deny the claims and intend to vigorously defend against the suit.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended March 31, 2001.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      (a) The Company’s Common Stock, $0.001 par value per share, traded on The Nasdaq OTC Bulletin Board under the symbol “EXCC” from May 1988 until December 23, 1999, and under the symbol “GSTN” from December 23, 1999 until August 21, 2000. The Company’s Common Stock traded on the Nasdaq Small Cap Market under the trading symbol “GSTN” from August 22, 2000 until June 21, 2001, when it was delisted for failing to meet the minimum market capitalization/net tangible assets/net income criteria, an also for not having the requisite minimum three independent members of the audit committee of the board of directors. The Company’s Common Stock has traded on the Nasdaq OTC Bulletin Board under the symbol “GSTN” since June 21, 2001. The following table sets forth the range of high and low bid prices for the Common Stock as reported by the Nasdaq OTC Bulletin Board and Nasdaq Small Cap Market during each full quarterly period during the three most recent fiscal years. The data through December 23, 1999 gives retroactive effect to a 41.66667 to 1 (reverse) stock split.

FISCAL YEAR 2000	HIGH BID	LOW BID

First Quarter to 6/30/99	$20.833	$7.917

Second Quarter to 9/30/99	$20.833	$7.917

Third Quarter to 12/31/99	$41.667	$9.115

Fourth Quarter to 3/31/00	$13.250	$4.875

FISCAL YEAR 2001	HIGH BID	LOW BID

First Quarter to 6/30/00	$5.750	$3.125

Second Quarter to 9/30/00	$6.500	$2.937

Third Quarter to 12/31/00	$4.875	$0.906

Fourth Quarter to 3/31/01	$1.718	$0.218

      The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

      (b) As of June 30, 2001 there were 21,727,034 shares of common stock outstanding held by approximately 1,750 holders of record.

      (c) No cash dividends have been paid on the Company’s Common Stock during the Company’s two most recent fiscal years, and the Company does not intend to pay cash dividends on its Common Stock in the foreseeable future.

      On May 22, 2000 GreyStone completed the sale of $5,000,000 in convertible preferred stock to a group of 13 accredited investors. The sale was made in reliance upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended or Section 4(2) of the Act, which permits a sale of securities by an issuer for fewer than 35 accredited or knowledgeable investors. The company issued 5,000 shares of Series A Preferred Stock, convertible into common stock at a rate of the lower of (1) 250 shares of common stock per share of preferred stock (equivalent to an investment of $4.00 per share of common stock issued) or (2) 80% of the volume weighted average price for the previous 250,000 shares traded prior to submission by the preferred shareholder of a conversion notice to the company. The preferred stock carries a dividend of 8% per year, payable at the election of the company in common stock or cash. The Series A investors also received 5-year warrants to purchase 1,250,000 shares of common stock at an exercise price of $5.38 per share, and registration rights on the conversion shares and the shares issuable upon the exercise of the warrants. After payment of a 10%

commission for introducing the investors to the company, and legal fees totaling approximately $50,000, the company received net proceeds of $4,450,000 which it used for general corporate purposes.

      On July 7, 2001 GreyStone completed the sale of $631,000 of common stock to 11 accredited investors. The sale was made in reliance upon the exemption from securities registration afforded by Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1993, as amended, or Section 4(2) of the Act, which permits a sale of securities by an issuer for fewer than 35 accredited or knowledgeable investor. The company issued 8,022,000 shares of common stock, which included 1,112,000 shares issued to 2 parties who introduced the investors to the company’s private placement. The proceeds were used for general corporate purposes.

Item 6. Selected Financial Data

      The selected financial data as of March 31, 2001, 2000, 1999, 1998, and 1997 and for each of the years in the five year period ended March 31, 2001 have been derived from the Company’s audited financial statements. The selected data set forth below is qualified in its entirety by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and related notes thereto included elsewhere in this report.

	Years Ended March 31,

	2001	2000	1999	1998	1997

Statement of Operations Data:

Revenues	$2,367,731	$1,850,883	$2,090,902	$2,111,966	$1,933,593

Expenses:

Cost of revenues	2,160,860	1,153,586	1,261,798	1,181,728	1,317,125

Marketing and sales	965,039	733,506	654,759	490,401	504,244

Research and development	634,312	568,063	232,653	120,902	287,360

General and administrative	3,759,060	3,482,042	2,044,392	3,420,898	2,087,877

Total expenses	7,519,271	5,937,197	4,193,602	5,213,929	4,196,606

Loss from operations	(5,151,540)	(4,086,314)	(2,102,700)	(3,101,963)	(2,263,013)

Other (expense) income	(2,640,901)	84,407	(99,944)	(201,941)	(615,240)

Loss from continuing operations	(7,792,441)	(4,001,907)	(2,202,644)	(3,303,904)	(2,878,253)

Loss from discontinued operations	(1,920,056)	(485,319)	(1,056,687)	(1,304,897)	(1,808,377)

Loss on disposal of commercial segment	(418,000)	-0-	-0-	-0-	-0-

Net loss	$(10,130,497)	$(4,487,226)	$(3,259,331)	$(4,608,801)	$(4,686,630)

Imputed preferred stock dividends	$(4,760,456)	-0-	-0-	-0-	-0-

Net loss applicable to common stock attributable to continued operations	$(12,552,897)	$(4,001,907)	$(2,202,644)	$(3,303,904)	$(2,878,253)

Net loss applicable to common stock attributable to discontinued operations	$(2,338,056)	$(485,319)	$(1,056,687)	$(1,304,897)	$(1,808,377)

Basic net loss per share from continued operations	$(0.76)	$(0.25)	$(0.15)	$(0.24)	$(0.24)

Basic net loss per share from discontinued operations	$(0.14)	$(0.03)	$(0.07)	$(0.09)	$(0.15)

Basic net loss per share	$(0.90)	$(0.28)	$(0.22)	$(0.33)	$(0.39)

Basic weighted average number of shares outstanding	16,528,113	15,756,488	14,610,101	13,915,377	11,888,158

	As of March 31,

	2001	2000	1999	1998	1997

Balance Sheet Data:

Cash and cash equivalents	$383,970	$167,299	$795,480	$5,083	$14,224

Working capital (deficiency)	(3,093,626)	(395,577)	(805,406)	(1,826,674)	(7,151,324)

Total assets	1,195,754	1,647,482	1,276,922	915,156	1,336,505

Total stockholders’ equity (deficiency)	(2,597,845)	657,390	(524,441)	(1,314,457)	(6,199,575)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Except for the historical information contained herein, the following contains forward-looking statements that involve risks and uncertainties. GreyStone’s actual results in future periods could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1 “Business” and “Factors which may effect future performance”, as well as those discussed elsewhere and any document incorporated herein by reference. Also see GreyStone’s financial statements included herein.

Overview

      In December 1999, GreyStone Technology, Inc., a privately held company merged with Express Capital Concepts, Inc., a company which had no previous operations and was traded on the Over-the-Counter Bulletin Board. GreyStone Technology, Inc.’s operations continue today as a wholly-owned subsidiary of GreyStone Digital Technology, Inc., (formerly Express Capital Concepts, Inc.) All references to “GreyStone’s” operations in this report are those of the wholly-owned subsidiary, under which all of GreyStone Digital Technology, Inc.’s operations are currently conducted.

      GreyStone designs, develops and markets real-time, interactive, and networked three dimensional software. It develops and delivers its 3-D software principally for defense (i.e., training and simulation) applications. GreyStone applies its skills and experience in using real-time distributed and networked interactivity, 3-D graphics, artificial intelligence and physics-based behavioral modeling to create software which enables participants to interact realistically in a simulated environment. The same kills can be applied to create interactive products for education, “edutainment”, medicine and transportation.

      GreyStone’s operations are currently consolidated into one business unit: the Government Strategic Business Unit (“SBU”). During the past three months the Company closed all operations in the Commercial Business Unit and suspended development activities for Virtual Info-Space and the Technology Business Unit. Since GreyStone commenced business in 1989 and until the fiscal year ending March 31, 1993 it earned all of its revenues from work performed on government contracts. During the fiscal year ending March 31, 1994, GreyStone’s commercial SBU began to apply its technical expertise and knowledge to the development of products and services suited to commercial application and uses in an effort for GreyStone to achieve greater size and growth. GreyStone has suffered losses every year since 1993. As of March 31, 2001, GreyStone had an accumulated deficit of $52,555,464. GreyStone’s losses have resulted principally from costs incurred in developing products and from general and administrative expenses associated with operations. Additional losses will likely be incurred as GreyStone develops its products.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Years Ended March 31, 2001 and 2000

      Revenues for the year ended March 31, 2001 were $2,367,731 as compared to $1,850,883 for the year ended March 31, 2000, reflecting an increase in revenue of $516,848 or approximately 28%. During both these periods, the Government Strategic Business Unit (SBU) generated essentially all revenues The increase in revenue was primarily the result of an expanded government customer base and increased funding to current tasking with the SPARWARSYSCEN — San Diego. In March 1999, GreyStone was awarded a $15.1 million delivery order contract from SPARWARSYSCEN — San Diego. Approximately $3.5 million in delivery orders have been authorized under this contract through March 31, 2001, leaving an available ceiling of approximately $11.6 million during the remaining 33 months of the contract. The broad scope and extended performance period of this prime contract allows numerous end government customers cost effective access to the Company’s modeling and simulation capabilities. For the twelve month period ending March 31, 2001, government customers other than SPARWARSYSCEN — San Diego, have funded eleven additional delivery orders. The Company anticipates that this trend will continue. As of March 31, 2001, the company’s backlog was approximately $850,000. All of the backlog is expected to be completed within the next twelve months.

      As a result of the dissolution of the product distributor for the MercRacer 3000 entertainment system and the subsequent calling of the 12 month $2.5M line of credit by the lender, the Company has terminated the employment of the team developing the next game title for the MercRacer 3000 and has suspended the MercRacer 3000 program.

      Cost of revenues increased to $2,160,860 for the current year, compared to $1,153,586 for the previous year. As a percentage of revenues, costs of revenues were 91% in the current period, compared to 62% in the previous period. Cost of revenues increased in the current period due to an increase in purchased engineering services costs in support of new government related contractual work, an increase in the use of subcontractors and an increase in the Government SBU overhead rate and company fringe benefit rate applied to contractual work Additionally, included in the cost of revenues in the current period is a charge of $330,000 for finished goods inventory purchased from a potential acquisition candidate. It has been determined that the value of these assets has been impaired and therefore they have been written off. The Government SBU overhead rate increase was the result of additional costs associated with recruiting and hiring qualified engineering software personnel in support of Government SBU activities during the current year. The fringe rate applied to the cost of revenues in the current year is greater than the previous year due to higher medical claims in the current year. Additionally, direct travel costs were higher in the current year as a result of GreyStone’s increased support of overseas and domestic military exercises and contracts.

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

      Marketing and sales expenses were $965,039 or 41% of revenues in the current year compared to $733,506 or 40% of revenues for the previous year, an increase of $231,533 in the current year. The increase reflects a greater level of marketing effort in support of the company’s UAV ToolkitTM and RAGETM software products. In general, marketing and sales expenses result from bid and proposal activity as well as attendance at trade shows, company product demonstrations and in-house marketing related activities such as product brochures and marketing software development. These types of expenses can vary from period to period and are highly dependent upon the extent and manner in which the company focuses its efforts regarding potential future opportunities during the reporting period.

      Research and development expenses were $634,312 for the current year, compared to $568,063 for the previous year, resulting in an increase of $66,249. The increase was the result of continued development work on RAGETM software products.

      General and administrative expenses were $3,759,060 compared to $3,482,062 for the previous year, resulting in an increase of $277,018. The increase in general and administrative cost in the current year was public relations expenses and outside professional services, including consultants.

      Other income (expense) of $(2,640,901) consisted of interest income of $83,563, interest expense of $(668,000) and reserves for notes receivables, contract receivable and subscriptions receivables including accrued interest, net of recoveries, and investment in Optmark in the amount of $(2,073,837). (See Liquidity and Capital Resources below for a further discussion.) Additionally, there was miscellaneous income of $17,373 in the current period.

      The loss from continuing operations was $7,792,441 for the current period, compared with $4,001,907 in the previous period, an increase of $3,790,534. The increase from the loss from operations was $1,065,226 in the current period, while other expense increased by $2,725,308.

      The loss from discontinued operations for the current period was $1,920,056, as compared to $485,319 for the previous period. The current period marketing and sales expenses for the discontinued operations were higher due to the attendance of a trade show in November 2000. Also, research and development expenses were higher in the current period as the Company continued work on the MercRacer 3000TM entertainment system, creating a new title for play and developing a 3D virtual workspace environment.

      The loss from disposal of the commercial segment was $418,000 in the current period and includes the labor and non-labor costs after the current period year end to close down the Commercial SBU.

      The net loss of $10,130,497 increased by $5,643,271 from the $4,487,226 net loss reported in the previous year. In summary, the loss from continuing operations increased by $3,790,534 in the current period, while the loss from discontinued operations and loss on disposal from commercial segment increased by $1,434,737 and $418,000, respectively. During the current period, the Company recorded a one time imputed (non-cash) preferred stock dividends of $3,645,250 in connection with the issuance of detachable warrants associated with sale of $5,000,000 convertible preferred stock, in May 2000 and $804,103 of imputed stock dividends for the beneficial conversion features associated with the issuance of the preferred shares. The Company also recorded a non-cash preferred stock dividend of $311,103, due to the 8% cumulative preferred stock dividend feature.

      The net loss applicable to common stock attributable to continuing operations was $12,552,897. This compares to $4,001,907 in the previous period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Years Ended March 31, 2000 and 1999

      Revenues for the year ended March 31, 2000 were $1,850,883, as compared to $2,090,902 for the year ended March 31, 1999. During both of these periods, the Government SBU generated essentially all revenues. The sales decline in the Government SBU between years was the result of a delay in funding of government contracts. As a result, the company redirected a portion of its engineering staff to product development efforts in support of RAGETM version 2.x product release.

      Cost of revenues declined to $1,153,586 for the current year compared to $1,261,798 for the previous year. As a percentage of revenues, costs of revenues were 62% in the current year compared to 60% in the previous year. Cost of revenues increased in the current year due to an increase in material/subcontract costs for computers and software tools in support of contractual work. Additionally, travel costs were higher as a result of GreyStone’s support of overseas military experiments.

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

      Marketing and sales expenses were $733,506 or 40% of revenues in the current year compared to $654,759 or 31% of revenues for the previous year. Government SBU marketing and sales expenses actually increased by $78,747. Marketing and sales expenses result from bid and proposal activity as well as attendance at trade shows, company product demonstrations and in-house marketing related activities. These types of expenses vary from period to period and are highly dependent upon the extent and manner in which the company focuses its efforts regarding potential future opportunities during the reporting period.

      Research and development expenses increased to $568,063 for the current year compared to $232,653 for the previous year, a net increase of $335,410. Government SBU research and development expenses increased as a result of development efforts on RAGETM version 2.x.

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

      Interest expense was $10,260 for the current year compared to $99,944 for the previous period, a decline of $89,684 and reflects the paying down and/or conversion of certain company indebtedness to equity. Interest income in the current year was $94,667.

      The loss from continuing operations was $4,001,907 for the current period compared with $2,202,644 for the previous period. The loss from operation increased by $1,983,614 in the current period, while other income increased by $184,351. The loss on discontinued operations for the current year was $485,319, as compared to $1,056,687 for the previous year. The current period saw a decline in research and development expense for discontinued operations as well as a decline in marketing and sales expenses.

      The net loss of $4,487,226 increased by $1,227,895 or 38% from the $3,259,331 net loss reported in the previous year. In summary, the loss from continuing operations increased by $1,799,263 in the current period while the loss from discontinued operations decreased by $571,368.

      The net loss applicable to common stock attributable to continuing operations was $4,001,907. This compares to $2,202,644 in the previous period.

Liquidity and Capital Resources

      Net cash used in operating activities for the year ended March 31, 2001 was $2,796,124 whereas cash used for operating activities for the years ended March 31, 2000 and 1999 was $3,611,999 and $1,372,164. The net loss for the current year was $10,130,497, an increase from the previous reporting period net loss amounts of $4,487,226 for the year ended march 31, 2000 and $3,259,331 for 1999. The loss from discontinued operations was $1,920,056 in the current period as compared to $485,319 in the previous period and $1,056,687 in 1999 and the loss on disposal of the commercial segment was $418,000 in the current period. During the current reporting period, the company received $78,301 (valued at current market) in the return of GreyStone common stock toward the settlement of a debt for the exercise price of warrants in December 1999. Additionally, non cash expenses were $4,082,475, as compared to $790,465 in the previous reporting period and $584,364 in 1999. Depreciation and compensation expense was $689,432 in the current reporting period, compared to $790,465 in the previous reporting period and $629,364 in 1999. Valuation reserves were

$2,725,043 in the current reporting period and consisted of notes receivable including accrued interest of $643,151, related party notes receivable, including accrued interest of $56,655, forensic vehicle of $330,000, contract receivable of $135,000, subscriptions receivable, including accrued interest of $1,530,237, and an investment in OptMark, Inc. of $30,000. The write off of the line of credit fees in the current reporting period was $668,000 and included $205,000 in loan origination fees and $463,000 in additional interest expense associated with the granting of warrants in conjunction with the line of credit. Additionally, accounts receivable decreased by $106,733, (after recovery of a $40,000 valuation allowance), other assets decreased by $96,471 and accounts payable and accrued expenses increased by $788,939 in the current period. The net cash used in discontinued operations was $1,695,659 in the current period, as compared to $472,725 in the previous period and $1,073,958 in 1999. The net cash used in operating activities was $4,491,783 in the current period, compared to $4,084,724 in the previous period and $2,446,122 in 1999.

      Net cash used in investing activities was $896,399 during the current reporting period compared to $941,913 for the previous reporting period and $5,772 in 1999. Current period investing activities included purchases of software licenses, equipment and leasehold improvements of $369,362 and the June 2000 purchase of finished goods inventory in the amount of $330,000 from a target company that GreyStone entered into a letter of intent to acquire. Additionally, in June 2000, the Company gave the target Company $135,000 for the right to receive future payments on invoices to be generated by the target company upon the completion of work in progress. GreyStone has hired an agent to assist in the sale of the finished goods inventory and negotiations are underway regarding the goods’ sale. Additionally $30,000 was used to make an investment in OptMark, Inc. The $30,000 has been reserved. Due to the uncertainty of collection on the contract receivable and the finished goods inventory, reserves of $135,000 and $330,000 have been established. Additionally, notes receivable accrued interest was $32,037.

      Net cash provided by financing activities was $5,604,853 in the current period compared to $4,398,456 for the previous period and $3,242,291 in 1999. $4,449,353 of the cash provided by financing activities was the net result of the sale on May 22, 2000 of $5,000,000 in convertible preferred stock to a group of private investors and is net of a 10% commission and legal fees. The net proceeds were used by the Company for general corporate purposes. The balance of the net cash provided by financing activities was made up of $186,500 of loans from the principal stockholder, $74,000 of loans by officers to the company, $50,000 (net) from the issuance of short term notes and $845,000 from a line of credit borrowing. In the previous period $1,703,796 was provided by the exercise of warrants and options, $3,250,470 from the sale of common stock and $49,500 from a subscription receivable. Payments on loans and notes were $600,810 and $4,500 was returned upon cancellation of stock upon exercise of a recession offer. In 1999, cash provided by sales of common stock were $2,424,610, exercise of warrants and options were $11,400, and loans and notes provided cash of $1,141,281. Repayments of notes payable were $335,000 in 1999.

      In December 1999, the company took a promissory note in the amount of $1,183,292 for the partial payment of common stock issued for the exercise of warrants by close advisors to the Company. The note was collateralized by a lien on property owned by the advisors and carried an interest rate of 10% per year. The maturity date of the note was extended three times and last matured on December 22, 2000. Total principal and unpaid interest accrued through March 31, 2000 was $1,202,737. The Company has not accrued any interest on the note during the current period. A valuation reserve of $1,202,737 was established while the Company pursued collection of the note. In March 2001, in order to meet critical cash needs, the Company negotiated a settlement wherein the Company agreed to release the lien on the property which collateralized the note in exchange for a cash payment of $200,000, the return of the previously issued stock, valued at $78,301 (the trading value on the date received), less transaction costs of $13,750.

      At March 31, 2001, the Company had $383,970 in cash and cash equivalents, as compared to $167,299 for the fiscal year ended March 31, 2000. The Company anticipates that in the future, it will need to obtain additional debt or equity financing to continue its operations for at least the next 12 months.

      As of the date of this report, the Company had approximately $45,000 in cash, approximately $195,000 in accounts receivable, and current liabilities of almost $3,000,000. These obligations include accounts payable of approximately $1,000,000 (approximately $691,000 of which is over 90 days) and short term notes payable of approximately $468,000. The company has been requested to make an immediate repayment of the $1,050,000 that had been advanced under the line of credit. Overdue salary obligations are approximately $441,000. Two Company officers have recently resigned. Overdue salary obligations to the remaining seven Company officers are equal to the seven most recent (twice monthly) pay periods. Back salary is also owed to the two resigned officers. Additionally, many employees have not been paid for the most recent one or two pay periods prior to the filing of this report, and most employee and officer expense reimbursement requests remain unpaid.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      Not Applicable.

Item 8. Financial Statements and Supplemental Data

      See the Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this Item will be set forth in the section headed “Proposal 1 — Election of Directors” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders of the Company (the “Proxy Statement”) which is expected to be filed not later than 120 days after the end of the Company’s fiscal year ended March 31, 2000, and is incorporated in this report by reference.

Item 11. Executive Compensation

      The information required by this Item is set forth in the section headed “Executive Compensation” in the Company’s definitive Proxy Statement and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions

      Founders Stock Restriction Agreement and Promissory Notes

      In order to provide incentives for certain founders of GreyStone, GreyStone sold shares to three persons in August 1991 in exchange for certain promissory notes bearing interest at 8.2% per annum (the “Founders Notes”). The Founders Notes were collateralized by these shares. All of the shares of common stock owned by these Founders are subject to a stock restriction agreement dated August 16, 1991 among GreyStone, the Founders, GreyStone’s chief executive officer Richard A. Smith, and Mr. Smith’s wife. The stock restriction agreement contains certain prohibitions on transfer of any common stock owned by the individuals, a right of first refusal in favor of GreyStone upon a proposed sale of the common stock and a covenant not to compete by each individual upon a sale of such individual’s stock which is subject to the stock restriction agreement. In May l992, GreyStone reacquired certain of these shares from the three individuals and reduced the principal balances of the Founders Notes. The founders were compensated in March 2000 for the 1992 reacquisition by the issuance of a total of 550,000 options to purchase additional shares of common stock at an exercise price of $6.00 per share under the company’s 1991 Stock Option Plan. The Founders Notes mature on the earlier of:

•	August 16, 2001,

•	ninety (90) days after the termination of the Stock Restriction Agreement,

•	the dissolution, bankruptcy or insolvency of GreyStone or

•	GreyStone’s initial public offering of its securities.

      In December 1999 the founders notes were amended to reduce the collateral requirements to one-half of the founders’ shares in order to provide for the founders to make gifts of some of their shares to their family members. In March 2000 the Founders and the Company terminated the stock restriction agreement and the founders’ notes were amended to establish the maturity date of founders’ notes to be August 16, 2001. The outstanding principal balances and the number of shares of common stock securing the Founders Notes as of June 30, 2000 were: Carl A. Beaudet —$195,000/400,000 shares; Thomas D. Aldern —$35,000/80,000 shares; and David C. Vineyard —$97,500/200,000 shares.

      Because of the continued financial difficulties of the company there is substantial doubt that the notes will ever be collected, and therefore, for the period ended March 31, 2001, a non-cash accounting reserve was charged in the amount of $327,500

      Services Agreement and Loans from and to Director Jon Reynolds

      In July and September 1993 GreyStone borrowed $100,000 and $50,000 from Kenwood Capital Limited Partnership. Kenwood is affiliated with Jon M. Reynolds, a director of GreyStone. GreyStone has repaid the loans in full, in cash and by issuing 14,286 shares of GreyStone common stock at a price of $7.00 per share.

      On November 22, 1993, GreyStone issued warrants to The Pointe Force Company to acquire the aggregate of 400,000 shares of common stock of GreyStone at an exercise price of $10.00 per share. The Pointe Force warrants terminate on November 22, 2003. As of the date of this report, none of the Pointe Force warrants had been exercised.

      In March 1996, GreyStone and Pointe Force entered into a services agreement which provides for Pointe Force, through its agent Jon Reynolds, who was at the time an officer and director of GreyStone, to provide continuing general financial and management advisory services to GreyStone, including the services of Mr. Reynolds as the president and chief operating officer of GreyStone. In the services agreement, GreyStone acknowledged that it owed Pointe Force for services rendered through March 31, 1996 under a previous agreement in the aggregate sum of $92,954.14 and that for the period commencing April 1, 1996 GreyStone would accrue compensation to Pointe Force in the amount of $10,000 per month until the earlier of Mr. Reynolds’ ceasing to perform services as president and chief operating officer of GreyStone or thirty (30) days after GreyStone’s receipt of an infusion of debt or equity in an amount of not less than $2 million (the “Capital Infusion”). The parties agreed that upon receiving the Capital Infusion,

•	GreyStone would pay as soon as reasonably practical to Pointe Force the sum of $92,954.14 plus the sum of $10,000 per month from April 1, 1996 until 30 days after the Capital Infusion,

•	Pointe Force and Reynolds would cease to be entitled to any further compensation; and

•	the parties would negotiate in good faith a compensation package for Mr. Reynolds in accordance with the parties’ understanding and agreement on the future involvement of Mr. Reynolds with GreyStone.

      The services agreement terminated upon his resignation as president and chief operating officer of GreyStone effective as of January 1, 1997. The $92,954.14 and all accrued compensation has been paid to Mr. Reynolds.

      In addition to the Point Force warrants, on March 29, 1996, GreyStone granted Point Force warrants to purchase 100,000 shares of common stock. Effective, January 1, 1997, all of these warrants were fully vested. Each of these warrants has a term of ten years from date of issuance and are exercisable at $10 per share.

      Commencing in July 1999, Mr. Reynolds’ services to GreyStone resumed under an agreement with The Pointe-Force Company, Inc., an entity controlled by Mr. Reynolds’ spouse. Mr. Reynolds provides consulting services to GreyStone in the areas of mergers and acquisitions, strategic planning, corporate financing, and relations with the investment community. Under this continuing advisory services agreement, the company pays Mr. Reynolds $11,000 per month, exclusive of expenses. In September 2000 Mr. Reynolds was appointed to the position of GreyStone Executive Vice President for Corporate Development.

      GreyStone loaned $20,000 on August 6, 1999, $10,000 on September 22, 1999, and $20,000 on November 17, 1999 to The Pointe-Force Company, Inc. and its principal, GreyStone director Jon Reynolds. The loans are for a one year term and bear interest at a rate of 8.75%. All of the loans have matured and are in default. The company has deferred collection at this time and has recorded a valuation reserve to operations for the total amount of the obligation, including accrued interest.

      Loans from and Guarantees by Richard Smith

      Between December 1994 and December 1995, Richard A. Smith, GreyStone’s chief executive officer and principal stockholder, borrowed in excess of $2,700,000 from various persons and loaned those funds to GreyStone (“Smith Loans”). The notes which Mr. Smith delivered to those individual lenders (“Creditor Notes”) bear interest at the rate of 9% per annum and contain a provision which enables the holders to convert the amount owed into shares of GreyStone’s common stock owned by Mr. Smith at the rate of $4.50 per share, except that the loans from three creditors for the aggregate amount of $147,500 bear interest at the rate of 18.0% per annum and are convertible at the option of the holder on maturity into shares of GreyStone’s common stock owned by Mr. Smith at the rate of $7.14 per share. The Smith Loans are evidenced by promissory notes issued by GreyStone in favor of Richard Smith and have substantially the same terms as the Creditor Notes, with the exception that the Smith Notes do not contain the right to convert the principal amount of the loans into shares of GreyStone common stock. During calendar year 1996, holders of Creditor Notes in the aggregate principal amount of $385,880 plus unpaid accrued interest either converted their respective notes into shares of GreyStone’s common stock owned by Mr. Smith or were paid in full.

      In March 1997, GreyStone expressed its desire to satisfy its obligation to repay the Smith Notes by assuming the obligation of Mr. Smith to repay the Creditor Notes, and agreed that if the creditors desired to convert their respective Creditor Notes into shares of GreyStone’s common stock, then GreyStone would permit such conversion from the authorized shares of GreyStone, provided that the creditors exercising their conversion rights concurred. As of March 31, 1999, creditors holding an aggregate of $2,597,399 in outstanding principal of the Creditor Notes plus unpaid accrued interest were either paid in full or had agreed to the assumption of the debt by GreyStone and the conversion of such debt at $4.50 per share.

      From time to time through March 31, 1997, GreyStone made cash advances to Mr. Smith in the cumulative amount of $122,629. Since April 1, 1997, interest has accrued at a rate of 9% per year. As of March 31, 1999, a total of $21,955 in interest had accrued for a total balance of $144,584.

      In the quarter ended March 31, 1999, Mr. Smith elected to forego having GreyStone repay its obligations to him evidenced by outstanding notes payable of $216,485 and accrued interest of $16,877. In return, GreyStone agreed to forgive advances to Mr. Smith of $122,629, plus accrued interest of $21,955. Mr. Smith agreed to contribute $80,778 to GreyStone. This amount has been included in additional paid in capital. The balance of $8,000 was paid to Mr. Smith by GreyStone in the year ended March 31, 2000.

      Beginning in 1989 and from time to time subsequently, GreyStone has borrowed money or leased equipment under terms which required GreyStone’s Chief Executive Officer, Richard Smith, personally to guarantee GreyStone’s repayment performance. In January 1995, GreyStone leased internal computer network equipment for a three year period, during which GreyStone was obligated to make $57,886 in payments. The lease provided for GreyStone’s payment obligations to be guaranteed personally by Mr. Smith. The lease has been fully paid. In February 1995, GreyStone leased a phone call processing system for a five year period during which GreyStone was obligated to make payments of $75,517. The lease provided for GreyStone’s payment to be guaranteed personally by Mr. Smith. The lease has been fully paid.

      In December 1998, GreyStone borrowed $200,000 from an individual for a period of five weeks. The terms of the note provided for a personal collateralized guarantee by Mr. Smith. The note was repaid by GreyStone before the maturity date. In December 2000 and January 2001 Mr. Smith either borrowed and in turn lent to GreyStone, or personally guaranteed a total of $240,000 in short-term debt from accredited GreyStone stockholders. One 40-day $100,000 note was collateralized by 107,000 shares of Richard Smith's GreyStone common stock. On February 12, 2001, the date the note matured, the lender agreed under the terms of the agreement to receive the shares of Mr. Smith's stock in lieu of repayment in the form of cash by GreyStone. As of March 31, 2001 $175,500 had not been repaid.

      Subscriptions receivable and Services Agreements with AB Investments

      In December 1999, the company accepted a promissory note in the amount of $1,183,292 as a partial payment of common stock issued upon the exercise of warrants by

AB Investments, LLC, and entity owned by close advisors to the Company, Allen Gelbard and Robert Beaton. The note was collateralized by a lien on property owned by AB Investments and bore an interest rate of 10% per year. The maturity date of the note was extended three times and last matured on December 22, 2000. Total principal and unpaid interest accrued through March 31, 2000 was $1,202,737. The Company has not accrued any interest on the note during the year ended March 31, 2001. A valuation reserve of $1,202,737 was established and charged to continuing operations while the Company pursued collection of the note. In March 2001, in order to meet critical cash needs, the Company negotiated a settlement wherein the Company agreed to release the lien on the property which collateralized the note in exchange for a cash payment of $200,000, the return of the previously issued stock, valued at $78,301 (the trading value on the date received), less transaction costs of $13,750.

      AB Investments, Allen Gelbard, or Robert Beaton have provided advisory and introduction services to GreyStone since July 1997. In late May 2000, the company paid AB Investments $150,000. The company paid Allen Gelbard $60,000 in July 2000, $60,000 in October 2000, and accrued $60,000 in May 2001 for serviced performed through March 31, 2001. Allen Gelbard’s current service agreement expires on September 30, 2001 and includes tasking to develop sales and marketing programs, assist with possible acquisition or joint venture opportunities, locate and attract third party debt or equity funding for the company or its major interests, and provide general management services.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

FINANCIAL STATEMENTS:

Report of Independent Accountants

Consolidated Balance Sheets as of March 31, 2001 and 2000

Consolidated Statements of Operations the Years Ended March 31, 2001, 2000, and 1999

Consolidated Statements of Stockholders’ Equity (Deficiency) for the Years Ended March 31, 2001, 2000, and 1999

Consolidated Statements of Cash Flows for the Years Ended March 31, 2001, 2000, and 1999

Notes to Consolidated Financial Statements

(b)	Reports on Form 8-K

      The Company filed no Current Reports on Form 8-K during the quarter ended March 31, 2001. The Company file one Current Report since March 31, 2001.

1. On May 10, 2001 the Company filed a Current Report addressing Item 5 (Other Events). Disclosures related to the demise of the Company’s exclusive distributor for MercRacer 3000 entertainment systems, the lender of GreyStone’s line of credit calling the loan, the failure of OptMark to fund the Virtual Info-Space development, the eminent delisting of the Company’s securities by Nasdaq, the suspension of the entertainment business unit, and the resignation of Board of Directors members Dr. Malcolm Currie and James Johnston.

(c)	Exhibits:

Exhibit
Number	Description

3.1*	Amended and Restated Certificate of Incorporation of the Company which was filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (No. 333-65963) is incorporated herein by reference.

3.2*	By-laws of the Company which was filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (No. 333-65963) is incorporated herein by reference.

4*	Specimen Common Stock Certificate which was filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (No. 333-65963) is incorporated herein by reference.

10*	Agreement and Plan of Merger and Reorganization by and among Express Capital Concepts, Inc., Express Capital Acquisition Corp., GreyStone Technology, Incorporated and Mr. Earnest Mathis, Jr., dated as of August 11, 1997, and the first and second amendments thereto which were filed as Exhibits 2.1, 2.2 and 2.3 respectively to the Company’s Registration Statement on Form S-4 (No. 333-65963), is incorporated herein by this reference.

21	Subsidiaries of Registrant as of March 31, 2001

*	Previously filed as indicated and incorporated herein by reference.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREYSTONE DIGITAL TECHNOLOGY, INC.

By:	/s/ RICHARD A. SMITH

Richard A. Smith President, Chief Executive Officer and Chairman

July 16, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. SMITH Richard A. Smith	President, Chief Executive Officer and Chairman (Principal Executive Officer)	July 16, 2001

/s/ MARSHALL GELLER Marshall Geller	Chief Financial Officer (Principal Financial and Accounting Officer)	July 16, 2001

/s/ THOMAS D. ALDERN Thomas D. Aldern	Director	July 16, 2001

/s/ JON M. REYNOLDS Jon M. Reynolds	Director	July 16, 2001

/s/ ALAN D. STONE Alan D. Stone	Director	July 16, 2001

GREYSTONE DIGITAL TECHNOLOGY, INC.
(Formerly GreyStone Technology, Incorporated)
AND SUBSIDIARY

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2001, 2000 AND 1999

GREYSTONE DIGITAL TECHNOLOGY, INC.
AND SUBSIDIARY

INDEX

PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS	F-2

CONSOLIDATED BALANCE SHEETS MARCH 31, 2001 AND 2000	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED MARCH 31, 2001, 2000 AND 1999	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIENCY) YEARS ENDED MARCH 31, 2001, 2000 AND 1999	F-5/7

CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED MARCH 31, 2001, 2000 AND 1999	F-8/9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-10/25

*     *     *

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
   GreyStone Digital Technology, Inc.

We have audited the accompanying consolidated balance sheets of GREYSTONE DIGITAL TECHNOLOGY, INC. (Formerly GreyStone Technology, Incorporated) AND SUBSIDIARY as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders equity (deficiency) and cash flows for each of the three years in the period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GreyStone Digital Technology, Inc. and Subsidiary as of March 31, 2001 and 2000, and their consolidated results of operations and cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that GreyStone Digital Technology, Inc. and Subsidiary will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had substantial working capital and stockholders deficiencies at March 31, 2001 and substantial losses for the years ended March 31, 2001, 2000 and 1999. In addition, as discussed in Note 9, the Company was in default on certain of its outstanding debt. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

San Diego, California
July 14, 2001

GREYSTONE DIGITAL TECHNOLOGY, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND 2000

	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$383,970	$167,299

Accounts receivable, net of allowance for doubtful accounts of $40,000 in 2000	306,248	372,981

Other current assets	9,755	54,235

Total current assets	699,973	594,515

Notes receivable, net		616,077

Equipment, furniture and leasehold improvements, net	460,094	278,075

Deposits	35,687	87,678

Related party notes receivable, net		71,137

Totals	$1,195,754	$1,647,482

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)

Current liabilities:

Accounts payable and accrued expenses	$2,002,332	$970,092

Notes payable	1,186,767

Notes payable to principal stockholder	186,500	20,000

Loss from disposal of discontinued commercial segment	418,000

Total liabilities	3,793,599	990,092

Commitments and contingencies

Stockholders equity (deficiency):

Series A Preferred stock, $.001 par value; 1,000 liquidation preference value per share; 3,000,000 shares authorized; 3,731 shares, Series A Convertible issued and outstanding	4

Additional paid-in capital — Preferred stock	4,295,605

Common stock, $.001 par value; 100,000,000 shares authorized; 17,301,785 and 16,278,179 shares issued	17,302	16,278

Additional paid-in capital — Common stock	45,723,009	39,816,415

Subscriptions receivable from equity transactions, net		(1,510,792)

Accumulated deficit	(52,555,464)	(37,664,511)

Treasury stock, at cost, 278,652 shares held	(78,301)

Total stockholders equity (deficiency)	(2,597,845)	657,390

Totals	$1,195,754	$1,647,482

See Notes to Consolidated Financial Statements.

GREYSTONE DIGITAL TECHNOLOGY, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2001, 2000 AND 1999

	2001	2000	1999

Revenues	$2,367,731	$1,850,883	$2,090,902

Expenses:

Cost of revenues	2,160,860	1,153,586	1,261,798

Marketing and sales	965,039	733,506	654,759

Research and development	634,312	568,063	232,653

General and administrative	3,759,060	3,482,042	2,044,392

Totals	7,519,271	5,937,197	4,193,602

Loss from operations	(5,151,540)	(4,086,314)	(2,102,700)

Other income (expense):

Interest income, including $4,964 and 35,930 from related parties	83,563	94,667

Interest expense, including $2,800 and $8,500 on loans from principal stockholder in 2000 and 1999	(668,000)	(10,260)	(99,944)

Reserve for notes receivable, including accrued interest of $70,097	(643,151)

Reserve for contract receivable	(135,000)

Reserve for subscriptions receivable, including accrued interest of $19,445	(1,530,237)

Recovery of subscription receivable reserve	264,551

Reserve for Optmark	(30,000)

Other	17,373

Totals	(2,640,901)	84,407	(99,944)

Loss from continuing operations	(7,792,441)	(4,001,907)	(2,202,644)

Loss from discontinued operations	(1,920,056)	(485,319)	(1,056,687)

Loss on disposal of commercial segment	(418,000)	—	—

Net loss	(10,130,497)	(4,487,226)	(3,259,331)

Preferred stock dividends:

Imputed stock dividends related to issuance of detachable warrants	(3,645,250)

Imputed stock dividends for beneficial conversion feature	(804,103)

Imputed cumulative stock dividends at 8%	(311,103)

Net loss applicable to common stock	$(14,890,953)	$(4,487,226)	$(3,259,331)

Net loss applicable to common stock attributed to continuing operations	$(12,552,897)	$(4,001,907)	$(2,202,644)

Net loss applicable to common stock attributed to discontinued operations	$(2,338,056)	$(485,319)	$(1,056,687)

Net loss applicable to common stock	$(14,890,953)	$(4,487,226)	$(3,259,331)

Basic net loss per share from continuing operations	$(0.76)	$(0.25)	$(0.15)
Basic net loss per share from discontinuing operations	$(0.14)	$(0.03)	$(0.07)

Basic net loss per share	$(0.90)	$(0.28)	$(0.22)

Basic weighted average number of common shares outstanding	16,528,113	15,756,488	14,610,101

See Notes to Consolidated Financial Statements.

GREYSTONE DIGITAL TECHNOLOGY, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
YEARS ENDED MARCH 31, 2001, 2000 AND 1999

	Preferred Stock			Common Stock

			Additional			Additional
			Paid-In			Paid-In
	Shares	At Par	Capital	Shares	At Par	Capital

Balance, April 1, 1998				14,548,883	$27,037,537	$1,894,119

Common stock sold for cash				400,288	2,424,610

Common stock issued upon exercise of stock options				3,000	11,400

Common stock issued upon conversion of convertible notes payable				6,667	30,000

Common stock issued to pay short-term notes payable				116,042	920,000

Common stock issued to reduce balance of notes payable to principal stockholder				5,557	25,000

Common stock issued to pay for accrued interest				4,625	23,693

Common stock issued to pay for services				16,875	125,000

Warrants issued to purchase common stock						392,066

Stock options to purchase common stock granted to non-employees						16,800

Effect of principal stockholders debt forgiveness						80,778

Net loss

Balance, March 31, 1999	—	$—	$—	15,101,937	$30,597,240	$2,383,763

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Subscriptions
	Receivable
	from Equity	Accumulated	Treasury
	Transactions	Deficit	Stock	Total

Balance, April 1, 1998	$(327,500)	$(29,917,954)		$(1,313,798)

Common stock sold for cash				2,424,610

Common stock issued upon exercise of stock options				11,400

Common stock issued upon conversion of convertible notes payable				30,000

Common stock issued to pay short-term notes payable				920,000

Common stock issued to reduce balance of notes payable to principal stockholder				25,000

Common stock issued to pay for accrued interest				23,693

Common stock issued to pay for services				125,000

Warrants issued to purchase common stock				392,066

Stock options to purchase common stock granted to non-employees				16,800

Effect of principal stockholders debt forgiveness				80,778

Net loss		(3,259,331)		(3,259,331)

Balance, March 31, 1999	$(327,500)	$(33,177,285)	$—	$(523,782)

GREYSTONE DIGITAL TECHNOLOGY, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
YEARS ENDED MARCH 31, 2001, 2000 AND 1999

	Preferred Stock			Common Stock

			Additional			Additional
			Paid-In			Paid-In
	Shares	At Par	Capital	Shares	At Par	Capital

Balance, April 1, 1999				15,101,937	$30,597,240	$2,383,763

Common stock sold for cash, net of selling expenses of $201,207				575,283	3,250,470

Common stock issued upon conversion of notes payable to principal stockholder				11,111	50,000

Common stock issued to pay for accrued interest				4,296	19,332

Warrants issued to purchase common stock						549,400

Stock options to purchase common stock granted to non-employee						50,400

Common stock issued upon exercise of warrants				335,905	1,694,452

Common stock cancelled upon exercise of rescission offer				(1,000)	(4,500)

Common stock issued upon exercise of warrants in exchange for stock subscriptions receivable				248,147	1,232,792

Collection of subscription receivable

Change in par value of common stock to $.001 per share					(36,823,510)	36,823,510

Common stock issued upon exercise of options				2,500	2	9,342

Net loss

Balance, March 31, 2000		$—	$—	16,278,179	$16,278	$39,816,415

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Subscriptions
	Receivable
	from Equity	Accumulated	Treasury
	Transactions	Deficit	Stock	Total

Balance, April 1, 1999	$(327,500)	$(33,177,285)		$(523,782)

Common stock sold for cash, net of selling expenses of $201,207				3,250,470

Common stock issued upon conversion of notes payable to principal stockholder				50,000

Common stock issued to pay for accrued interest				19,332

Warrants issued to purchase common stock				549,400

Stock options to purchase common stock granted to non-employee				50,400

Common stock issued upon exercise of warrants				1,694,452

Common stock cancelled upon exercise of rescission offer				(4,500)

Common stock issued upon exercise of warrants in exchange for stock subscriptions receivable	(1,232,792)

Collection of subscription receivable	49,500			49,500

Change in par value of common stock to $.001 per share

Common stock issued upon exercise of options				9,344

Net loss		(4,487,226)		(4,487,226)

Balance, March 31, 2000	$(1,510,792)	$(37,664,511)	$—	$657,390

GREYSTONE DIGITAL TECHNOLOGY, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (CONCLUDED)
YEARS ENDED MARCH 31, 2001, 2000 AND 1999

	Preferred Stock			Common Stock

			Additional			Additional
			Paid-In			Paid-In
	Shares	At Par	Capital	Shares	At Par	Capital

Balance, April 1, 2000				16,278,179	$16,278	$39,816,415

Preferred stock sold for cash, net of expenses of $550,647	5,000	$5	$4,449,348

Imputed preferred stock dividends related to issuance of detachable warrants for common stock in connection with the sale of preferred stock						3,645,250

Imputed preferred stock dividends for beneficial conversion feature			804,103

Common stock issued as payment for notes payable to principal stockholder				4,444	5	19,995

Common stock issued to pay accrued interest upon conversion of notes payable to principal stockholder				1,852	2	8,327

Warrants issued to purchase common stock						406,689

Warrants issued to purchase common stock associated with the line of credit						463,000

Stock options to purchase common stock granted to non-employees						50,400

Common stock issued to Board of Directors for annual compensation				9,231	9	44,991

Imputed preferred stock dividends at 8%			311,103

Preferred stock converted to common stock	(1,269)	(1)	(1,268,949)	1,008,079	1,008	1,267,942

Treasury stock, 278,652 shares held

Reserve for subscription receivable

Net loss

Balance, March 31, 2001	3,731	$4	$4,295,605	17,301,785	$17,302	$45,723,009

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Subscriptions
	Receivable
	from Equity	Accumulated	Treasury
	Transactions	Deficit	Stock	Total

Balance, April 1, 2000	$(1,510,792)	$(37,664,511)	$—	$657,390

Preferred stock sold for cash, net of expenses of $550,647				4,449,353

Imputed preferred stock dividends related to issuance of detachable warrants for common stock in connection with the sale of preferred stock		(3,645,250)		—

Imputed preferred stock dividends for beneficial conversion feature		(804,103)		—

Common stock issued as payment for notes payable to principal stockholder				20,000

Common stock issued to pay accrued interest upon conversion of notes payable to principal stockholder				8,329

Warrants issued to purchase common stock				406,689

Warrants issued to purchase common stock associated with the line of credit				463,000

Stock options to purchase common stock granted to non-employees				50,400

Common stock issued to Board of Directors for annual compensation				45,000

Imputed preferred stock dividends at 8%		(311,103)		—

Preferred stock converted to common stock				—

Treasury stock, 278,652 shares held			(78,301)	(78,301)

Reserve for subscription receivable	1,510,792			1,510,792

Net loss		(10,130,497)		(10,130,497)

Balance, March 31, 2001	$	$(52,555,464)	$(78,301)	$(2,597,845)

See Notes to Consolidated Financial Statements.

GREYSTONE DIGITAL TECHNOLOGY, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2001, 2000 AND 1999

	2001	2000	1999

Operating activities:

Net loss	$(10,130,497)	$(4,487,226)	$(3,259,331)

Adjustments to reconcile net loss to net cash used in operating activities of continuing operation:

Loss from discontinued operations	1,920,056	485,319	1,056,687

Loss on disposal of commercial segment	418,000

Return of stock in settlement of debt	(78,301)

Depreciation and amortization	187,343	190,665	220,498

Recovery of bad debts			(45,000)

Compensation expense recorded upon issuance of annual stock award for Board of Directors	45,000

Compensation expense recorded upon issuance of warrants and compensatory stock options	457,089	599,800	408,866

Reserve for notes receivable, including accrued Interest	643,151

Reserve for related party notes receivable, Including accrued interest	56,655

Forensic vehicle valuation reserve	330,000

Reserve for contract receivable	135,000

Reserve for subscription receivable, including accrued interest of $19,445	1,530,237

Reserve for OptiMark	30,000

Write-off of line of credit fees	668,000

Changes in operating assets and liabilities:

Accounts receivable	106,733	(172,504)	242,379

Other assets	96,471	(74,330)	16,526

Accounts payable and accrued expenses	788,939	(153,723)	(12,789)

Net cash used in operating activities of continuing operation	(2,796,124)	(3,611,999)	(1,372,164)

Net cash used in discontinued operations	(1,695,659)	(472,725)	(1,073,958)

Net cash used in operating activities	(4,491,783)	(4,084,724)	(2,446,122)

Investing activities:

Purchase of forensic vehicles	(330,000)

Purchase of contract receivables	(135,000)

Investment in OptiMark	(30,000)

Issuance of notes receivable		(650,000)

Notes receivable accrued interest	(32,037)

Purchases of software licenses, equipment, furniture and leasehold improvements	(369,362)	(291,913)	(5,772)

Net cash used in investing activities	(896,399)	(941,913)	(5,772)

GREYSTONE DIGITAL TECHNOLOGY, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
YEARS ENDED MARCH 31, 2001, 2000 AND 1999

	2001	2000	1999

Financing activities:

Proceeds from (payments of) loans from principal stockholder —net	186,500	(58,000)	13,471

Proceeds from issuance of notes payable	450,000		987,000

Loans (repayments) from (to) officers —net	74,000	(140,810)	140,810

Proceeds from line of credit borrowings	845,000

Repayments of notes payable	(400,000)	(402,000)	(335,000)

Exercise of warrants and options for common stock		1,703,796	11,400

Sale of common stock, net of selling expense		3,250,470	2,424,610

Proceeds from collection of subscription receivable		49,500

Common stock cancelled upon exercise of rescission offer		(4,500)

Sale of preferred stock, net of selling expenses	4,449,353

Net cash provided by financing activities	5,604,853	4,398,456	3,242,291

Net increase (decrease) in cash and cash equivalents	216,671	(628,181)	790,397

Cash and cash equivalents, beginning of year	167,299	795,480	5,083

Cash and cash equivalents, end of year	$383,970	$167,299	$795,480

Supplemental disclosure of cash flow data:

Interest paid	$14,679	$83,261	$76,314

Supplemental disclosure of noncash investing and financing activities:

Common stock issued upon conversion of convertible preferred stock	$1,268,950

Common stock issued upon conversion of convertible notes payable			$30,000

Common stock issued upon exercise of warrants for stock subscriptions receivable		$1,232,792

Common stock issued as payment for:

Short-term notes payable			$920,000

Notes payable to principal stockholder	$20,000	$50,000	$25,000

Accrued interest payable	$8,329	$18,332	$23,693

Services			$125,000

Additional paid-in capital contributed as a result of debt forgiveness by principal stockholder			$80,778

Change in par value of common stock		$36,823,510

Imputed preferred stock dividends	$4,760,456

See Notes to Consolidated Financial Statements.

GREYSTONE DIGITAL TECHNOLOGY, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and summary of significant accounting policies:

   Merger and principles of consolidation:

On December 27, 1999, a merger between Express Capital Concepts, Inc. and GreyStone Technology, Incorporated was completed, whereupon Express Capital Concepts was renamed GreyStone Digital Technology, Inc., underwent a 1-for-41.66667 reverse stock split (which reduced its issued and outstanding common stock to 480,000 shares), changed the par value of the stock from $.0001 to $.001 per share, and reduced the total authorized common stock from 50,000,000 shares to 30,000,000 shares. Simultaneously, 15,101,937 shares of common stock were issued to GreyStone Technology, Inc. common stockholders. The transaction has been accounted for as a reverse acquisition, wherein GreyStone Technology, Incorporated, the operating company, is treated as the acquirer for reporting purposes. The consolidated financial statements include the accounts of GreyStone Digital Technology, Inc, and GreyStone Technology, Inc. (the “Company”). All significant intercompany accounts and transactions are eliminated in consolidation.

   Description of operations:

The Company designs, develops and markets real-time, interactive, and networked three dimensional, digital media content (“digital media”). The Company develops and delivers its 3-D digital media content principally for defense (i.e., training and simulation) applications. The Company began operations in 1989 and works primarily as a contractor for U.S. defense customers. Company engineers perform systems software engineering, specializing in the application of advanced software techniques for developing “smarter” systems that learn, reason and achieve some level of intelligence (i.e., artificial intelligence). Substantially all of the Company’s revenue from its inception through March 31, 2001 have been derived from government related contracts.

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

GREYSTONE DIGITAL TECHNOLOGY, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and summary of significant accounting policies (continued):

   Impairment of long-lived assets:

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (“SFAS 121”). Under SFAS 121, impairment losses on long-lived assets, such as property and equipment and intangible assets, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

   Revenue recognition:

Revenues are earned under a variety of cost reimbursement and fixed-price contracts with the U.S. Government, subcontracts with prime contractors and commercial contracts. Contract revenues on fixed price long-term contracts are recorded using the percentage of completion method, primarily based on contract costs incurred to date, compared with total estimated completion costs. Provisions for estimated losses on contracts are recorded as such losses become known. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change significantly within the near term. Contract revenues on cost reimbursement type contracts are recognized as the related costs are incurred. Revenues on time and material contracts are recognized as earned.

   Cost of revenues:

Cost of revenues consists of direct labor, fringe benefits, direct costs and overhead. Overhead is allocated based on the amount of direct labor and fringe benefits incurred on revenue projects.

   Advertising:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to continuing operations were approximately $410,000 in 2001 and were not material in 2000 and 1999.

   Research and development:

Since the technological feasibility of software products has not been established, costs and expenses related to research and product development are expensed as incurred.

GREYSTONE DIGITAL TECHNOLOGY, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and summary of significant accounting policies (concluded):

   Income taxes:

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The income tax provision is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

   Earnings (loss) per share:

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 Earnings per Share (“SFAS 128”).

Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that dilutive earnings per common share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period such as common shares that could result from the potential exercise or conversion of securities and debt into common stock. Dilutive earnings per share has not been presented due to the Company’s losses. The Company’s convertible debt, convertible preferred stock, options and warrants, however, could potentially dilute earnings per share in the future.

   Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

   Reclassifications:

Certain amounts in the accompanying 2000 and 1999 consolidated financial statements have been reclassified to conform to the 2001 presentation.

GREYSTONE DIGITAL TECHNOLOGY, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Basis of presentation and management’s plans:

As shown in the accompanying consolidated financial statements, the Company had a working capital deficiency of $3,093,626 at March 31, 2001; net losses applicable to common stock attributed to continued operations of $12,552,897, $4,001,907 and $2,202,644 in 2001, 2000 and 1999, respectively; and an accumulated deficit of $52,555,464 at March 31, 2001. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

Historically, the Company has funded its operations primarily through sales of common stock to, and borrowings from, its principal stockholder and sales of preferred and common stock and convertible notes payable to private investors pursuant to private placement memorandums and exemptions from registration under the Securities Act of 1933. The Company raised approximately $6,000,000, $4,999,000, and $3,577,000 during 2001, 2000, and 1999 respectively, through borrowings from its principal stockholder and officers, issuance of short-term notes, private sales of preferred and common stock, line of credit borrowing, the exercising of stock options and warrants and convertible notes payable. Management plans to obtain the funds needed to enable the Company to continue as a going concern by actively pursuing additional investments of capital through subsequent private placements. However, management cannot provide any assurance that the Company will be successful in raising additional capital.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplates (1) that the Company will continue as a going concern (2) realization of assets and (3) satisfaction of liabilities in the ordinary course of business. If the Company is unable to raise additional capital, it may be required to liquidate assets or take actions which may not be favorable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company expects to generate new revenues from the introduction and sale of new products and associated engineering services to the government.

GREYSTONE DIGITAL TECHNOLOGY, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Discontinued operations:

Previously, the Company identified and reported on two industry segments based on strategic business units that were in turn based along market lines. The Government Business Unit which works primarily as a contractor for U.S. defense contractors and the U.S. Government, and the Commercial Business Unit which developed products to be sold for entertainment centers and home entertainment. In June 2001, the Company discontinued its Commercial Business Unit and eliminated that business segment. Accordingly, the consolidated financial statements have been restated to reflect the losses associated with this segment as losses from discontinued operations. In addition, the Company has estimated the additional losses to be incurred from discontinued operations until the Unit’s operations totally cease, and has accrued an additional loss for disposing of the Commercial Business Unit.

Note 4 — Acquisition matters:

In 2000, the Company identified a potential acquisition candidate that manufactures forensic and surveillance vehicles. The Company loaned the acquisition candidate’s president $500,000 in November 1999 and an additional $100,000 in February 2000. Those notes, which were originally due in February 2000 and subsequently extended several times, are currently in default. Accordingly, in 2001 the Company charged a valuation reserve of $643,151 to continuing operations. These loans are collateralized by all of the Borrower’s stock in the target company. The Company believes the value of the collateral to be minimum, and has deferred collection efforts while the teaming agreement is in existence.

On June 9, 2000, the Company purchased finished goods inventory in the amount of $330,000 from the target company. Additionally, the Company paid the target company $135,000 for the right to receive future payment on invoices to be generated by the target company upon their completion of work in progress and subsequent delivery of product. The Company has determined that the value of these assets has been impaired. As a result, a reserve was charged against continuing operations of $465,000 in the period ended March 31, 2001.

Note 5 — Concentration of credit risk and sales to major customers:

The Company maintains its cash balances with a financial institution and in an uninsured money market account. At times, financial institution balances exceed the Federal Deposit Insurance Corporation limitation for coverage of $100,000 thereby exposing the Company to credit risk. The Company reduces its exposure to credit risk by maintaining such deposits with a high quality financial institution and investment company. At March 31, 2001, the Company has cash and cash equivalent balances in excess of Federally insured limits in the amount of approximately $197,000.

Accounts receivable are financial instruments that also expose the Company to a concentration of credit risk. The Company routinely assesses the financial strength of its customers and maintains an allowance for doubtful accounts that management believes will adequately provide for credit losses.

GREYSTONE DIGITAL TECHNOLOGY, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Notes receivable:

Notes receivable at March 31, 2001, consist of two notes from an individual originally due on February 20, 2000. The notes accrue interest at 9.00% and are collateralized by common stock in a company owned entirely by the individual. The notes were subsequently extended several times. The last maturity date was November 18, 2000. The Company has requested repayment of the notes and, as the notes are currently in default, has reserved for the full amount of the notes plus accrued interest. The Company has deferred pursuing collection of the notes.

Note 7 — Equipment, furniture and leasehold improvements:

Equipment, furniture and leasehold improvements at March 31, 2001 and 2000 consisted of the following:

	2001	2000

Computer, other equipment and furniture	$2,848,407	$2,564,391

Leasehold improvements	102,029	16,683

	2,950,436	2,581,074

Less accumulated depreciation and amortization	2,490,342	2,302,999

Totals	$460,094	$278,075

Note 8 — Lease commitment:

The Company has a noncancelable lease for its office space which expires in December of 2003 and is classified as an operating lease. The Company has one option to renew for a five year period. Rent expense approximated $343,000 in 2001, and $332,000 in 2000 and 1999. On August 1, 2001 the Company will reduce its occupancy to one-half of the leased space, reducing the base rent by one half for the remainder of the lease period.

Future minimum lease payments under the operating lease in years subsequent to March 31, 2001 are as follows:

Year Ending
March 31,	Amount

2002	$255,000

2003	198,000

2004	154,000

Total	$607,000

GREYSTONE DIGITAL TECHNOLOGY, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Notes payable:

At March 31, 2001, the Company had an outstanding note payable with a principal balance of $50,000 that was due and payable on June 22, 2001. The note was unsecured and bore interest at 10%. The note has been extended to September 20, 2001.

In February of 2001, the Company contracted for a line of credit with a lender that provided for maximum borrowings not to exceed $2,500,000 to be used to provide working capital for production of its Merc Racer product by its commercial business unit and for general corporate matters. The credit facility provides that the Company pay a loan commitment fee of 8% plus costs of $205,000 and issued 1,150,000 warrants to purchase common stock. The expense relating to the warrants issued was $463,000, for a total of $668,000. The loan fee and the fair value of the warrants was to be amortized as additional imputed interest expense over the term of the agreement, 12 months. In addition the note bears interest at 14%. The credit agreement also provided for certain restrictive covenants dealing with, among other things, any substantial deterioration of the Company s financial condition. As of March 31, 2001, in addition to the $205,000 loan fee, the Company had drawn another $845,000 in advances. Citing a breech of the loan covenants dealing with material changes in the Company’s financial condition, the lender declared the line of credit to be in default and has demanded the balance of $1,050,000 plus accrued interest be paid off immediately. Since the loan has been declared to be in default, the Company has written off the entire loan fee and the fair value of the warrants as a charge to interest expense in the current year.

As of March 31, 2001, the Company had also borrowed $74,000 from certain of its officers. The loans were unsecured, non-interest bearing and due upon demand.

At March 31, 1999, the Company had outstanding notes payable with a principal balance of $402,000 that had initial maturities of six months or less. The notes were unsecured and bore interest at 9% and 10%. During the year ended March 31, 2000, these notes were paid in full including accrued interest of approximately $57,000.

During the year ended March 31, 1999, 116,042 shares of common stock were issued to pay for $920,000 of short-term notes payable. The common shares were issued at the fair value of the common stock at the date of settlement, which varied from $6.00 to $8.00 per share.

Note 10 — Convertible notes payable:

During the year ended March 31, 1999, convertible notes payable with a balance of $30,000 were converted at $4.50 per share into 6,667 shares of common stock as originally provided in the conversion terms of the debt.

GREYSTONE DIGITAL TECHNOLOGY, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Warrants:

The Company has issued warrants in conjunction with the sale of convertible notes payable, assisting the Company in acquiring capital, extending loans, as an incentive to equity investors and as part of the consideration paid to various consultants. All of the warrants issued were for services or actions that had already been rendered at the date of issuance. In addition, the consideration received for the issuance of the warrants was not considered to be reliably measurable. Based on the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) using the Black-Scholes option-pricing model and assuming a risk-free interest rate of 6%, expected warrant lives of one to ten years, expected volatility of 5% to 147% and no dividends, the compensation expense relating to the warrants issued was $869,689, $549,400 and $392,066 in 2001, 2000 and 1999, respectively. Each warrant entitles the holder to purchase one share of common stock upon exercise. The warrants expire at various dates from 2002 through 2010. The following is a summary of warrant activity during 2001, 2000 and 1999:

	Number of	Exercise
	Warrants	Price

Outstanding at April 1, 1998	2,739,340	$4.95 to $12

Granted	2,262,372	$6 to $10

Exercised	(27,500)	$8

Cancelled	(484,264)	$10

Outstanding at March 31, 1999	4,489,948	$4.95 to $12

Granted	3,363,200	$4.95 to $10

Exercised	(584,052)	$4.95 to $10

Cancelled	(60,000)	$10

Outstanding at March 31, 2000	7,209,096	$4.95 to $12

Granted	2,700,000	$0.60 to $12

Outstanding at March 31, 2001	9,909,096	$0.60 to $12

Warrants exercisable at March 31, 2001	8,191,097	$0.60 to $12

Weighted average fair value of warrants granted during 2001		$1.67

Weighted average fair value of warrants granted during 2000		$.58

Weighted average fair value of warrants granted during 1999		$.15

GREYSTONE DIGITAL TECHNOLOGY, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Income taxes:

The Company had net operating loss carryforwards at March 31, 2001 of approximately $41,711,000 available to reduce future Federal taxable income and approximately $8,803,000 available to reduce state taxable income, if any. The Federal net operating losses expire between 2006 and 2020. State net operating losses of approximately $2,322,000 expired in 2001 and will continue to expire in 2002. Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carryforwards may be severely limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has net deferred tax assets at March 31, 2001, 2000 and 1999 comprised of the following:

	2001	2000	1999

Deferred tax assets:

Net operating loss carry- forwards	$14,960,000	$12,155,000	$11,215,000

SFAS 123 stock option and warrant expense	569,000	412,000	136,000

Accrued salary and vacation expense	91,000	67,000	112,000

Accrued loss on disposal of commercial segment	179,000

Other	33,000	18,000	17,000

Totals	15,832,000	12,652,000	11,480,000

Valuation allowance for deferred tax assets	(15,832,000)	(12,652,000)	(11,480,000)

Net deferred tax assets	$—	$—	$—

The Company has offset the net deferred tax assets by an equivalent valuation allowance due to the uncertainties related to the extent and timing of its future taxable income.

The expected Federal income tax benefit, computed based on the Company’s pre-tax losses in 2001, 2000 and 1999 and the statutory Federal income tax rate, is reconciled to the actual tax provision reflected in the accompanying consolidated financial statements as follows:

	2001	2000	1999

Expected tax benefit at statutory rates	$3,444,000	$1,526,000	$1,108,000

Decrease resulting from change in valuation allowance	(3,444,000)	(1,526,000)	(1,108,000)

Totals	$—	$—	$—

GREYSTONE DIGITAL TECHNOLOGY, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Issuances of stock:

The Company sold shares of preferred and common stock to private investors pursuant to private placement memorandums and exemptions from registration under the Securities Act of 1933.

On May 22, 2000, the Company completed the sale of $5,000,000 in convertible preferred stock to a group of private investors. The Company issued 5,000 shares of Series A Preferred Stock, convertible immediately at the holders discretion, into common stock at a rate of the lower of (1) 250 shares of common stock per share of preferred stock (equivalent to an investment of $4.00 per share of common stock issued) or (2) 80% of the volume weighted average price for the previous 250,000 shares traded prior to submission by the preferred stockholder of a conversion notice to the Company. Embedded in the preferred stock is a mandatory conversion requirement effective three years after the date of issuance. The Series A investors also received warrants to purchase 1,250,000 shares of common stock at an exercise price of $5.38 per share, and registration rights on the conversion shares and the shares issuable upon the exercise of the warrants. The preferred stock provides for a cumulative dividend of 8% per year, payable in common stock or cash. After payment of a 10% commission for introducing the investors to the Company, and legal fees totaling approximately $50,000, the Company received net proceeds of approximately $4,449,000 which it has substantially used for general corporate purposes. In accordance with the Emerging Issues Task Force (EITF) Issue No 98-5, the Company recognized a beneficial conversion feature in the amount of $804,103 as a one-time non-cash preferred stock dividend. The amount represented the difference between the initial conversion price at the date of issuance of the preferred shares and the market price of the common stock at that date. In addition, the Company recorded a one-time, imputed (non-cash) preferred stock dividend of $3,437,500 as a result of allocating a portion of the proceeds received to the fair value of the warrants issued, as determined by the Black-Scholes model.

In connection with the above sale of convertible preferred stock, the Company issued warrants to purchase 75,000 shares of common stock at an exercise price of $5.38 per share to the party who introduced the Company to the Series A private placement group. As a result, the Company recorded a one-time imputed (non cash) preferred stock dividend of $207,750.

The aforementioned imputed preferred stock dividends associated with issuing the stock resulted in a one-time loss applicable to common stockholders of $(0.27) per share. The Company also recorded a non-cash preferred stock dividend of $311,103 for the year ended March 31, 2001, due to the 8% cumulative preferred stock dividend feature.

As of March 31, 2001, 1,269 shares of Series A Preferred Stock issued at a price of $1,268,950 had been converted into 1,008,079 shares of common stock.

During 2000, the Company sold 575,283 shares of common stock at $6.00 per share resulting in gross proceeds of $3,451,677. In connection with the 2000 sale of common stock, the Company recorded $201,207 for selling expenses which reduced the net proceeds to the Company to $3,250,470.

GREYSTONE DIGITAL TECHNOLOGY, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Issuances of stock (concluded):

In addition, the Company issued 248,147 shares of common stock upon exercise of warrants for subscriptions receivable in the amount of $1,232,792 of that amount, $49,500 was collected in full during the last quarter of the year ended March 31, 2000.

During 1999, the Company sold 400,288 shares of common stock at $6.00 to $8.00 per share resulting in proceeds of $2,424,610. In addition, the Company issued 132,891 shares of common stock to retire $998,693 of short-term debt. The Company also issued 16,875 shares of common stock for $125,000 of services and 3,000 shares of common stock upon the exercise of related stock options of $11,400.

Note 14 — Stock options:

The Company has three incentive stock option (“ISO”) plans — the “1991 Plan”, the “1994 Plan” and the “2000 Plan”. In addition, the Company granted nonqualified stock options (“NSOs”) in 1994, 1995, 1997 and 1998. Information related to the plans and the other options granted follows:

			Options
		Options	Outstanding at
Year	Type	Authorized	March 31, 2001

1991	ISO	1,000,000	550,000

1994	NSO	200,000	200,000

1994	ISO	2,000,000	1,741,851

1995	NSO	200,000	200,000

1997	NSO	640,000	640,000

1998	NSO	750,000	750,000

2000	ISO	4,000,000

Total			4,081,851

Generally, the plans specify that the options to purchase shares may be granted at prices which approximate their fair market value at the date of grant. At March 31, 2001, options to purchase 450,000 shares were available for future grant under the 1991 Plan. The 1991 Plan will terminate on August 16, 2001.

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

GREYSTONE DIGITAL TECHNOLOGY, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Stock options (continued):

As of March 31, 2001, the Company had issued and outstanding options to purchase 1,741,851 shares and options to purchase 258,149 shares were available for future grant under the 1994 Plan. The 1994 Plan will terminate in July 2004 unless terminated as of an earlier date by the Board of Directors.

Options issued under the plans and the other options granted vest over a five-year period and are exercisable over a ten-year period from the date of grant.

The amount of compensation expense recognized relating to the granting of stock options to non-employees based on the fair value of the options at the grant date under the provisions of SFAS 123 and assuming a risk-free interest rate of 6%, expected option lives of 5 years, expected volatility of 5% and no dividends was $50,400 in 2001 and 2000 and $16,800 in 1999, respectively.

If compensation cost for the stock options granted to employees had been determined based on the fair value of the options at the grant dates under the provisions of SFAS 123 and assuming a risk-free interest rate of 6%, expected option lives of one to five years, expected volatility of 5% to 60% and no dividends, the Company’s net loss and net loss per share would have been increased to the pro forma amounts set forth below:

	2001	2000	1999

Net loss applicable to common stock attributed to continued operations — as reported	$(12,552,897)	$(4,001,907)	$(2,202,644)

Net loss applicable to common stock attributed to continued operations — pro forma	$(13,197,897)	$(7,329,907)	$(2,779,644)

Net loss applicable to common stock per common share attributed to continued operations — as reported	$(.76)	$(.25)	$(.15)

Net loss applicable to common stock per common share attributed to continued operations — pro forma	$(.80)	$(.47)	$(.19)

GREYSTONE DIGITAL TECHNOLOGY, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Stock options (concluded):

Additional information regarding options outstanding under the Company’s stock option plans at March 31, 2001, 2000 and 1999 and changes in outstanding options in 2001, 2000 and 1999 follows:

	2001		2000		1999

		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	or Price	Exercise	or Price	Exercise	or Price	Exercise
	Per Share	Price	Per Share	Price	Per Share	Price

Outstanding at beginning of year	4,106,762	$4.31	2,581,050	$3.81	3,063,550	$3.78

Granted	101,089	4.95	1,624,750	5.10	48,500	6.80

Exercised			(2,500)	3.83	(3,000)	3.80

Cancelled	(126,000)	5.14	(96,538)	4.46	(528,000)	3.93

Outstanding at end of year	4,081,851	4.42	4,106,762	4.31	2,581,050	3.81

Price range at end of year	$2.75 to $6.80		$.275 to $6.80		$.275 to $6.80

Exercisable at end of year	3,954,238	4.40	3,686,583	4.22	2,358,683	3.71

Available for grant at end of year	4,918,149		683,238		2,208,950

Weighted average fair value of options granted during the year		$3.64		$1.91		$1.79

The following table summarizes information about stock options outstanding at March 31, 2001, all of which are at fixed prices:

		Weighted Average
		Remaining
	Number	Contractual	Number
Exercise	of Options	Life of Options	of Options
Price	Outstanding	Exercisable	Exercisable

$0.275	200,000	0.37 years	200,000

1.000	200,000	3.26 years	200,000

3.825	1,054,762	2.41 years	1,054,762

4.875	40,589	9.47 years	13,534

4.950	1,050,000	3.38 years	1,050,000

5.100	904,000	8.22 years	848,174

6.800	22,000	7.15 years	17,600

6.000	553,000	8.93 years	551,000

5.000	57,500	9.35 years	19,168

	4,081,851		3,954,238

GREYSTONE DIGITAL TECHNOLOGY, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Related party transactions and balances:

The Company had outstanding notes payable to its Principal Stockholder of $186,500 and $20,000 at March 31, 2001 and 2000, respectively, which were unsecured, nonconvertible and are interest free bear interest at 3% in 2001 and 9% in 2000. Accrued interest of approximately $8,000 at March 31, 2000, respectively, is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The Principal Stockholder borrowed a portion of the funds used to make the loans to the Company from a group of investors by issuing notes (the “Smith Notes”) with the same interest rates and due dates as the notes issued by the Company to the Principal Stockholder. In addition, the Principal Stockholder granted the holders of the Smith Notes the right to convert the principal balance and accrued interest into shares of common stock that he owns at a conversion rate of $4.50 per share.

During 2001, the Company reduced the principal balance of, and the accrued interest on, the notes payable to the Principal Stockholder by $20,000 and $8,329, respectively, by issuing 6,296 shares of common stock to certain holders of the Smith Notes. The conversions of the principal balances and accrued interest during 2001 were at $4.50 per share, as originally provided in the conversion terms of the debt agreement.

During 2000, the Company reduced the principal balance of, and the accrued interest on, the notes payable to the Principal Stockholder by $50,000 and $19,332, respectively, by issuing 15,407 shares of common stock to certain holders of the Smith Notes. The conversions of the principal balances and accrued interest during 2000 were at $4.50 per share, as originally provided in the conversion terms of the debt agreement.

During 1999, the Company reduced the principal balance of, and the accrued interest on, the notes payable to the Principal Stockholder by $25,000 and $7,625, respectively, by issuing 7,251 shares of common stock to certain holders of the Smith Notes. The conversions of the principal balances and accrued interest during 1999 were at $4.50 per share, as originally provided in the conversion terms of the debt agreement.

In addition, during 1999, the Principal Stockholder forgave $80,778 of the debt by contributing the amounts to additional paid-in capital.

Loans payable to officers in the amount of $74,000 at March 31, 2001 were unsecured, non-interest bearing and due upon demand.

GREYSTONE DIGITAL TECHNOLOGY, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15- Related party transactions and balances (concluded):

The subscriptions receivable from equity transactions of $327,500 that is reflected as an increase to stockholders deficiency in the accompanying consolidated balance sheet at March 31, 2001 is evidenced by notes received as part of the consideration for the sale of common stock in 1992 to three of the Company’s founding stockholders who were, and remain, employees of the Company, two of whom are officers. The notes are collateralized by the shares of the Company’s common stock, mature in August 2001 (except under certain specified circumstances) and bear interest at 8.2% which is payable at maturity. Because of the continued financial difficulties of the Company, there is substantial doubt that those receivables will ever be collected. Accordingly, the Company has charged $327,500 to continuing operations as of March 31, 2001.

During 2000, the Company issued 248,147 shares of common stock upon exercise of warrants in exchange for cash, services and a subscription receivable in the amount of $1,183,292 from an entity owned by close advisors of the Company. The note bears interest at 10% and is collateralized by a first deed of trust on residential property held by the entity. The subscription receivable which was originally due March 31, 2000, was extended three additional times and last matured on December 22, 2000.

Total principal and unpaid interest accrued is $1,202,737. The Company has not accrued any interest on the note during the current period. A valuation reserve of $1,202,737 was established while the Company pursued collection of the note. In March 2001, the Company negotiated a settlement where by the Company agreed to release the lien on the property in exchange for a cash payment of $200,000, the return of the previously issued stock, valued at $78,301 (the trading value on the date received), less transaction costs incurred of $13,750.

The entity and its owners have provided advisory and introduction services to GreyStone since July 1997. In late May 2000, the company paid the entity $150,000. In addition, the company paid one of the owners $60,000 in July 2000, $60,000 in October 2000, and accrued $60,000 in May 2001 for services performed through March 31, 2001. The current service agreement expires on September 30, 2001 and includes tasking to develop sales and marketing programs, assist with possible acquisition or joint venture opportunities, locate and attract third party debt or equity funding for the company or its major interests, and provide general management services.

In July 1999, a professional services agreement was entered into between the Company and the Pointe Force Company, Inc. (“Pointe Force”), an entity owned by a director and officer of the Company. Pointe Force supports the Company in the areas of mergers and acquisitions, strategic planning, corporate financing and relations with the investment community. Under this one-year advisory services agreement, the director or Pointe Force is compensated in the amount of $11,000 per month, exclusive of expenses. Additionally, the Company loaned $20,000 on August 6, 1999, $10,000 on September 22, 1999 and $20,000 on November 17, 1999 to Pointe Force and its principal. All loans are for a one-year term and bear interest at 8.75% per year. All of the loans have matured and are in default. The Company has recorded a valuation reserve to continuing operations of $56,635, the Company has deferred collection of the note.

GREYSTONE DIGITAL TECHNOLOGY, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Employee benefit plan:

The Company maintains a defined contribution “Section 401(k)” retirement plan which covers all full-time eligible employees. Employees may elect to contribute a portion of their salaries directly to the plan, up to the maximum allowed by the Internal Revenue Code. The Company matches, on a discretionary basis, up to 50% of each participant’s annual contributions to the plan; however, the Company’s matching contribution may not exceed 8% of the participant’s annual compensation. The Company made approximately $1,000 and $3,000 in contributions in 2001 and 2000.

Note 17 — Litigation:

On December 29, 2000 the Company initiated a temporary suspension of conversions of Series A preferred stock into common stock in order to prevent further degradation in the market price of the Company’s common stock. On January 5, 2001 one of the 13 Series A preferred stockholders filed suit against the Company in the United States District Court, Southern District of New York for breach of contract for failure to honor conversions, and for an order to compel the Company to honor conversions. The stockholder also asked for a temporary injunction to be issued compelling the Company to honor any of stockholder’s conversion notices. The order was granted on January 12, 2001. A second preferred stockholder joined the suit in March 2001, and the case was dismissed on June 19, 2001. A similar case was filed in the same court by a group of four other preferred stockholders in March 2, 2001, and the case was dismissed on March 23, 2001. Both suits were dismissed upon the company’s agreement to continue to honor all conversion notices.

On May 25, 2001 a lawsuit was filed against GreyStone by Mahan & Nash, a public relations service provider, in the Superior Court of the State of California, County of Los Angeles for the payment of $68,000 in unpaid fees earned under a service contract. The Company has answered with a general denial and hopes to have the matter settled before the status conference, which is scheduled for September 14, 2001.

On June 29, 2001 a lawsuit was filed against GreyStone and Richard A. Smith by Capital Solutions Fund LLC, the lender of the Company’s February 2001 line of credit, in the Superior Court of the State of California, County of San Diego for breach of contract and fraud. A total of $1,050,000 (including $205,000 in loan fees) was drawn on the line of credit before the line was called by the lender. The line was called as a result of the March 2001 dissolution of GreyStone’s exclusive distributor of the MereRacer entertainment system by the distributor’s parent corporation. GreyStone’s answer to the suit is due by August 2, 2001. Both GreyStone and its CEO, Richard Smith, vehemently deny the claims and intend to vigorously defend against the suit.

Note 18 — Subsequent events:

As of the date of this report, the Company had approximately $45,000 (unaudited) in cash, approximately $195,000 (unaudited) in accounts receivable, and current liabilities of almost $3,000,000 (unaudited). These overdue obligations include accounts payable of approximately $1,000,000 (unaudited) (approximately $691,000 (unaudited) of which is over 90 days) and short term notes payable of approximately $468,000 (unaudited). The company has been requested to make an immediate repayment of the $1,050,000 that had been advanced under the line of credit. Overdue salary obligations are approximately $441,000 (unaudited). Two Company officers have recently resigned. Overdue salary obligations to the remaining seven Company officers are equal to the seven most recent (twice monthly) pay periods. Back salary is also owed to the two resigned officers. Additionally, many employees have not been paid for the most recent one or two pay periods prior to the filing of this report, and most employee and officer expense reimbursement requests remain unpaid.

On May 18, 2001 the Board of Directors authorized the issuance of warrants to purchase an aggregate of 1,100,000 shares of common stock, with exercise prices ranging from $1.00 to $2.50 per share. The warrants were issued to short term lenders of cash. On May 18, 2001 the Board also authorized the issuance of options to purchase 1,830,000 shares of common stock to employees under the 2000 Stock Option Plan at an exercise price of $0.20 per share.

On July 7, 2001 GreyStone completed the sale of $631,000 of common stock to 11 accredited investors at prices ranging from $0.05 to $0.10 per share. The company issued 8,022,000 shares of common stock, which included 1,112,000 shares issued to 2 parties who introduced the investors to the company’s private placement. The proceeds were used for general corporate purposes.

From April 1, 2001 until the date of this report the company issued an aggregate of 4,425,249 shares of common stock upon the conversion of Series A Preferred Stock.

GREYSTONE DIGITAL TECHNOLOGY, INC.
AND SUBSIDIARY

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter

	2001

	Net revenues	$540,044	$655,993	$470,985	$700,709

	Gross margin	116,542	161,579	38,244	(109,494)

	Loss from operations	(1,233,467)	(1,124,404)	(1,148,896)	(1,644,773)

	Net loss from continuing operations applicable to common stock	(5,699,248)	(1,175,680)	(3,216,016)	(2,461,953)

	Basic net loss per share from continuing operations	$0.35	$0.07	$0.19	$0.15

Common Stock Prices	— High	$5.750	$6.500	$4.875	$1.718

	— Low	$3.125	$2.937	$0.906	$0.218

	2000

	Net revenues	$459,422	$436,234	$379,986	$575,241

	Gross margin	232,578	196,350	86,505	181,864

	Loss from operations	(488,607)	(1,002,889)	(1,248,049)	(1,346,769)

	Net loss from continuing operations	(495,789)	(1,002,981)	(1,250,586)	(1,252,551)

	Basic net loss per share from continuing operations	$0.03	$0.06	$0.08	$0.08

Common Stock Prices	— High	$20.833	$20.833	$41.667	$13.250

	— Low	$7.917	$7.917	$9.115	$4.875

GREYSTONE DIGITAL TECHNOLOGY, INC.

EXHIBITS INDEX

Exhibit
Number	Description

3.1*	Amended and Restated Certificate of Incorporation of the Company which was filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (No. 333-65963) is incorporated herein by reference.

3.2*	By-laws of the Company which was filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (No. 333-65963) is incorporated herein by reference.

4*	Specimen Common Stock Certificate which was filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (No. 333-65963) is incorporated herein by reference.

10*	Agreement and Plan of Merger and Reorganization by and among Express Capital Concepts, Inc., Express Capital Acquisition Corp., GreyStone Technology, Incorporated and Mr. Earnest Mathis, Jr., dated as of August 11, 1997, and the first and second amendments thereto which were filed as Exhibits 2.1, 2.2 and 2.3 respectively to the Company’s Registration Statement on Form S-4 (No. 333-65963), is incorporated herein by this reference.

21	Subsidiaries of Registrant as of March 31, 2001

*	Previously filed as indicated and incorporated herein by reference.