Form 10-Q
period 2001-06-30
GREYSTONE DIGITAL TECHNOLOGY INC
filed 2001-09-05
CIK 840254

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

                  For the quarterly period ended June 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

TITLE OF EACH CLASS                                       OUTSTANDING AT JUNE 30,2001
-------------------                                       ---------------------------
Common Stock, $.001 par value                                      27,566,195
Series A Convertible Preferred Stock, $.001 par value                   3,032

INDEX

                       GreyStone Digital Technology, Inc.

                                                                                          Page No.
                                                                                          --------
PART I.         FINANCIAL INFORMATION FOR GREYSTONE DIGITAL TECHNOLOGY
                AND SUBSIDIARY

        Item 1. FINANCIAL STATEMENTS

                Condensed Consolidated Balance Sheets at June 30, 2001 (unaudited)
                      and March 31, 2001                                                    3

                Condensed Consolidated Statements of Operations (unaudited) for the three
                      months ended June 30, 2001 and 2000                                   4

                Condensed Consolidated Statements of Stockholders' Deficiency (unaudited)
                      for the three months ended June 30, 2001                              5

                Condensed Consolidated Statements of Cash Flows (unaudited)
                      for the three months ended June 30, 2001 and 2000                     6

                Notes to Condensed Consolidated Unaudited Financial Statements              8

        Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                OF OPERATIONS                                                              12

        Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK                                                                14

PART II.        OTHER INFORMATION                                                          18

        Item 1. LEGAL PROCEEDINGS                                                          18

        Item 2. CHANGES IN SECURITIES                                                      18

        Item 3. DEFAULTS UPON SENIOR SECURITIES                                            18

        Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        19

        Item 5. OTHER INFORMATION                                                          19

        Item 6. EXHIBITS AND REPORTS ON FORM 8-K                                           19

EXHIBIT INDEX                                                                              21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       June 30,          March 31,
                                                                         2001               2001
                                                                     ------------       ------------
                                                                     (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                          $    138,363       $    383,970
  Accounts receivable                                                     252,961            306,248
  Other current assets                                                     39,288              9,755
                                                                     ------------       ------------
                      Total current assets                                430,612            699,973
Equipment, furniture and leasehold improvements, net                      404,801            460,094
Deposits                                                                   35,687             35,687
                                                                     ------------       ------------
                      Totals                                         $    871,100       $  1,195,754
                                                                     ============       ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Accounts payable and accrued expenses                              $  1,854,504       $  2,002,332
  Notes payable                                                         1,386,000          1,186,767
  Notes payable to principal stockholder                                  131,500            186,500
  Loss from disposal of commercial segment                                 44,846            418,000
                                                                     ------------       ------------
                      Total current liabilities                         3,416,850          3,793,599
                                                                     ------------       ------------

Commitments and contingencies
Stockholders' deficiency:
  Series A Preferred stock, $.001 par value; $1000 liquidation preference value per share: 3,000,000 shares authorized;
   3,032 and 3,731 shares issued and outstanding                                3                  4
  Additional paid in capital - Preferred stock                          3,663,012          4,295,605
  Common stock, $.001 par value; 100,000,000 shares authorized;
    27,844,847 and 17,301,785 shares issued                                27,845             17,302
  Additional paid in capital - Common stock                            47,105,178         45,723,009
  Accumulated deficit                                                 (53,263,487)       (52,555,464)
  Treasury stock, at cost, 278,652 shares held                            (78,301)           (78,301)
                                                                     ------------       ------------
                      Total stockholders' deficiency                   (2,545,750)        (2,597,845)
                                                                     ------------       ------------
                      Totals                                         $    871,100       $  1,195,754
                                                                     ============       ============

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three months ended
                                                               June 30,
                                                    -------------------------------
                                                        2001               2000
                                                    ------------       ------------
Revenues                                            $    714,257       $    540,044
                                                    ------------       ------------
Expenses:
   Cost of revenues                                      362,038            423,502
   Marketing and sales                                   190,952            254,892
   Research and development                              146,681            113,753
   General and administrative                            651,308            981,364
                                                    ------------       ------------
       Totals                                          1,350,979          1,773,511
                                                    ------------       ------------
Loss from operations                                    (636,722)        (1,233,467)

Other income (expense):
  Interest income, including $14,553
    from related parties in 2000                          17,500             27,407
  Interest expense                                       (23,284)
  Miscellaneous                                              610
                                                    ------------       ------------
        Totals                                            (5,174)            27,407
                                                    ------------       ------------

Loss from continuing operations                         (641,896)        (1,206,060)
Loss from discontinued operations                                          (230,445)
                                                    ------------       ------------
Net loss                                                (641,896)        (1,436,505)
Preferred stock dividends:
   Imputed stock dividends related to issuance
      of warrants                                                        (3,645,250)
   Imputed stock dividends for beneficial
      conversion feature                                                   (804,103)
   Imputed cumulative stock dividends at 8%              (66,127)           (43,835)
                                                    ------------       ------------
Net loss applicable to common stock                 $   (708,023)      $ (5,929,693)
                                                    ============       ============
Net loss applicable to common stock attributed
  to continuing operations                          $   (708,023)      $ (5,699,248)
Net loss applicable to common stock attributed
  to discontinued operations                                           $   (230,445)
                                                    ------------       ------------
Net loss applicable to common stock                 $   (708,023)      $ (5,929,693)
                                                    ============       ============
Basic net loss per common share from
  continuing operations                             $      (0.04)      $      (0.35)
Basic net loss per common share from
  discontinued operations                                              $      (0.01)
                                                    ------------       ------------
Basic net loss per share                            $      (0.04)      $      (0.36)
                                                    ============       ============
Basic weighted average number of common shares
  outstanding                                         19,633,675         16,284,406
                                                    ============       ============


       See Notes to Unaudited Condensed Consolidated Financial Statements.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                   (Unaudited)
                        Three months ended June 30, 2001


                                             Preferred Stock                         Common Stock
                                       -----------------------------      -------------------------------------
                                                          Additional                                 Additional
                                                           Paid-In                                    Paid-In      Accumulated
                                       Shares   At Par     Capital         Shares        At Par       Capital        Deficit
                                       ------   ------   ----------       ----------    -------      ----------   -------------
Balance, April 1, 2001                   3,731      $4    $4,295,605       17,301,785    $17,302     $45,723,009   $(52,555,464)
Common stock sold for cash, net of
  selling expense                                                          5,060,000      5,060         460,940
Common stock issued as payment for
  notes payable to principal
  stockholder                                                                200,000        200          54,800
Warrants issued to purchase
  common stock                                                                                          160,391
Stock options to purchase
  common stock granted to non-
  employees                                                                                              12,600
Imputed preferred stock
  dividend at 8%                                             66,127                                                    (66,127)
Preferred stock converted to common
  stock                                 (699)      (1)     (698,720)       5,283,062      5,283         693,438
Net loss                                                                                                               (641,896)
                                       ----------------------------------------------------------------------------------------
Balance, June 30, 2001                  3,032      $3    $3,663,012       27,844,847    $27,845     $47,105,178    $(53,263,487)
                                       ========================================================================================




                                            Treasury
                                              Stock           Total
                                            --------      ------------
Balance, April 1, 2001                      $(78,301)     $(2,597,845)
Common stock sold for cash, net of
  selling expense                                             466,000
Common stock issued as payment for
  notes payable to principal
  stockholder                                                  55,000
Warrants issued to purchase
  common stock                                                160,391
Stock options to purchase
  common stock granted to non-
  employees                                                    12,600
Imputed preferred stock
  dividend at 8%                                                    -
Preferred stock converted to common
  stock                                                             -
Net loss                                                     (641,896)
                                       -------------------------------
Balance, June 30, 2001                      $(78,301)     $(2,545,750)
                                       ===============================


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Three months ended June 30,
                                                                             2001              2000
                                                                         -----------       -----------
Operating activities:
     Net loss                                                            $  (641,896)      $(1,436,505)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Loss  from discontinued operations                                                    230,445
         Depreciation and amortization                                        55,293            35,650
         Compensation expense recorded upon issuance of warrants
           and compensatory stock options                                    172,991           419,289
         Changes in operating assets and liabilities:
             Notes receivable interest, including interest                                     (14,553)
             Accounts receivable                                              53,287           171,735
             Other current assets                                            (29,533)           15,120
             Accounts payable and accrued expenses                          (160,595)         (433,467)

                                                                         -----------       -----------
                  Net cash used in operating activities of
                     continuing operations                                  (550,453)       (1,012,286)
                                                                         -----------       -----------
                  Net cash used relating to discontinued operations         (373,154)         (230,445)
                                                                         -----------       -----------
                  Net  cash used in operating activities                    (923,607)       (1,242,731)
                                                                         -----------       -----------
Investing activities
     Purchase of forensic vehicle                                                             (330,000)
     Purchase of contract receivable for forensic vehicle                                     (135,000)
     Purchases of software licenses and equipment                                              (50,871)
                                                                                           -----------
                Net cash used in investing activities                                         (515,871)
                                                                                           -----------

Financing activities:
     Proceeds from issuances of short term notes payable                     287,000
     Repayments of short term notes payable                                  (75,000)
     Sale of common stock, net of selling expense                            466,000
     Sale of preferred stock, net of selling expense                                         4,449,353
                                                                         -----------       -----------
                Net cash provided by financing activities                    678,000         4,449,353
                                                                         -----------       -----------

Net increase (decrease) in cash and cash equivalents                        (245,607)        2,690,751
                                                                         -----------       -----------

Cash and cash equivalents beginning of period                                383,970           167,299
                                                                         -----------       -----------

Cash and cash equivalents end of period                                  $   138,363       $ 2,858,050
                                                                         ===========       ===========

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
                                   (Unaudited)


                                                                             Three months ended June 30,
                                                                                2001            2000
                                                                             ----------      ----------
Supplemental disclosure of cash flow data:
     Interest paid                                                           $   41,616
                                                                             ==========

Supplemental disclosure of noncash investing and financing
activities
     Common stock issued upon conversion of convertible preferred stock      $  698,720
                                                                             ==========
     Common stock issued as payment for:
          Notes payable to principal stockholder                             $   55,000      $   20,000
                                                                             ==========      ==========
          Accrued interest payable                                                           $    8,329
                                                                             ==========      ==========
     Imputed preferred stock dividend                                        $   66,127      $4,493,138
                                                                             ==========      ==========


       See Notes to Unaudited Condensed Consolidated Financial Statements.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Unaudited interim financial statements:

                 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2001.

Note 2 - Basis of presentation and other matters:

                The unaudited condensed consolidated financial statements include the accounts of GreyStone Digital Technology, Inc, formerly Express Capital Concepts, Inc. and GreyStone Technology, Inc. (the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

                As shown in the accompanying consolidated financial statements, the Company had a working capital deficiency of $2,986,238 and a stockholders' deficiency of $2,545,750, a net loss of $641,896, and an accumulated deficit from losses since its inception of $53,263,487. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

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

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Earnings (loss) per share:

                The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share, which requires the presentation of "basic" and "diluted" earnings (loss) per common share, as further explained in Note 1 of the notes to the audited financial statements of the Company, included in Form 10-K for the fiscal year ended March 31, 2001.

                Since the Company had losses applicable to common stock in the three month period ended June 30, 2001 and 2000, the assumed effects of the exercise of outstanding stock options, warrants and convertible preferred stock were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying condensed consolidated unaudited statements of operations. Such options, warrants and convertible preferred stock could potentially dilute basic earnings per share in the future.


Note 4 - Discontinued operations:

                Previously, the Company identified and reported on two industry segments based on strategic business units that were in turn based along market lines. The Government Business Unit which works primarily as a contractor for U.S. defense contractors and the U.S. Government, and the Commercial Business Unit which developed products to be sold for entertainment centers and home entertainment. In June 2001, the Company discontinued its Commercial Business Unit and eliminated that business segment. Accordingly, the condensed consolidated financial statements have been restated to reflect the losses associated with this segment as losses from discontinued operations. In addition, the Company estimated the additional losses to be incurred from discontinued operations until the Unit's operations totally cease, and accrued an additional loss for disposing of the Commercial Business Unit as of March 31, 2001.


Note 5 - Significant changes in status of litigation:

                On June 29, 2001 a lawsuit was filed against GreyStone and Richard A. Smith by Capital Solutions Fund LLC, the lender of the Company's February 2001 line of credit, in the Superior Court of the State of California, Count of San Diego for breach of contract and fraud. A total of $1,050,000 (including $205,000 in loan fees) was drawn on the line of credit before the line was called by the lender. The line was called as a result of the March 2001 dissolution of GreyStone's exclusive distributor of the MercRacer entertainment system by the distributor's parent corporation. Both GreyStone and its CEO, Richard Smith, vehemently deny the claims and intend to vigorously defend against the suit. GreyStone responded by filing an answer generally denying the allegations, cross complaint, and has commenced negotiations seeking to resolve the matter.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 - Equity transactions:

                From April 1, 2001 through August 17, 2001, 772 shares of Series A Preferred Stock were issued at a price of approximately $772,000 and were converted into 5,562,177 shares of common stock.

                On May 18, 2001 the Board of Directors authorized the issuance of warrants to purchase an aggregate of 1,100,000 shares of common stock, with exercise prices ranging from $1.00 to $2.50 per share. The warrants were issued to short-term lenders of cash. On May 18, 2001 the Board also authorized the issuance of options to purchase 1,830,000 shares of common stock to employees under the 2000 Stock Option Plan at an exercise price of $0.20 per share.

                In June and July 2001, the Company raised $651,000 through the sale of common stock to 11 accredited investors at prices ranging from $0.05 to $0.10 per share. The Company issued 8,472,000 shares of common stock, which included 1,112,000 shares issued to 2 parties who introduced the investors to the Company's private placement. The proceeds were used for general corporate purposes.

Note 7 - Series A Convertible Preferred Stock:

                On May 22, 2000, the Company completed the sale of $5,000,000 in convertible preferred stock to a group of private investors. The Company issued 5,000 shares of Series A Preferred Stock, convertible immediately at the holders' discretion, into common stock at a rate of the lower of (1) 250 shares of common stock per share of preferred stock (equivalent to an investment of $4.00 per share of common stock issued) or (2) 80% of the volume weighted average price for the previous 250,000 shares traded prior to submission by the preferred stockholder of a conversion notice to the Company. Embedded in the preferred stock is a mandatory conversion requirement effective three years after the date of issuance. The Series A investors also received warrants to purchase 1,250,000 shares of common stock at an exercise price of $5.38 per share, and registration rights on the conversion shares and the shares issuable upon the exercise of the warrants. The preferred stock provides for a cumulative dividend of 8% per year, payable in common stock or cash. After payment of a 10% commission for introducing the investors to the Company, and legal fees totaling approximately $50,000, the Company received net proceeds of approximately $4,449,000 which it used for general corporate purposes. In accordance with the Emerging Issues Task Force (EITF) Issue No 98-5, the Company recognized a beneficial conversion feature in the amount of $804,103 as a one-time non-cash preferred stock dividend. The amount represented the difference between the initial conversion price at the date of issuance of the preferred shares and the market price of the common stock at that date. In addition, the Company recorded a one time, imputed (non-cash) preferred stock dividend of $3,437,500 as a result of allocating a portion of the proceeds received to the fair value of the warrants issued, as determined by the Black-Scholes model.

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

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7 - Series A Convertible Preferred Stock (concluded):

                The aforementioned imputed preferred stock dividends associated with issuing the stock resulted in a one-time loss applicable to common stockholders of $(0.27) per share. The Company also recorded a non-cash preferred stock dividend of $66,127 for the three month period ended June 30, 2001 due to the 8% cumulative preferred stock dividend feature.

Note 8 - Subsequent events:

                In August 2001, the Company entered into a Marketing and License Agreement with Kiboga Systems, Inc., ("Kiboga") a privately-held Texas corporation engaged in the business of development and sale of technology products for law enforcement, defense and intelligence applications. The Company shall serve as marketing agent and advisor, with responsibility for securing legal and other advice in conjunction with such business opportunities, and will assume financial responsibility for all such attendant expenses.

                Under the agreement, The Company will pay Kiboga a 20% royalty, and receive the remaining 80% of the revenue generated by those applications of Kiboga's network data mining, acquisition and distribution software. The Company will be entitled to 100% of any profits generated by this activity in return for a payment by the Company of 20,000,000 shares of common stock and $700,000 in cash. The agreement provides that the Company will issue an additional 1,000,000 to 15,000,000 common shares if the earnings contributed to the Company from the Kiboga software are between $8,572,727 and $29,572,727 over the next 24 months. If revenues are less than $6,000,000 through the next 12 months then Kiboga will return 5,000,000 shares to the Company. In addition, the agreement provides for an anti-dilution formula. The agreement anticipates changes in management and directors of the company.

                As of the date of this filing, the Company had approximately $60,000 in cash, approximately $133,000 of accounts receivable, and current liabilities of almost $3,750,000. These obligations include accounts payable and accrued expenses of approximately $1,251,000, (of which approximately $595,000 are now over 90 days past due), short-term notes payable of approximately $1,518,000, including $131,000 that is due to the principal stockholder, and $1,050,000 for a line of credit that has been called. Salary and accrued vacation obligations are approximately $981,000 including $639,000 of salary that is currently overdue. A third Company officer has recently resigned. Overdue salary obligations to the remaining officers are equal to the eight most recent (twice monthly) pay periods. Back salary is also owed to the three resigned officers. Additionally, many employees have not been paid for the most recent two or three pay periods prior to the filing of this report, and most employee and officer expense reports remain unpaid.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

GreyStone's operations are currently consolidated into one business unit: the Government Business Unit ("SBU"), which works primarily as a contractor for U.S. defense contractors and the U.S. Government. During the past three months, the Company closed all operations in the Commercial Business Unit and suspended development activities for the Virtual Info-Space and Technology Business Units.

Revenues for the three months ended June 30, 2001 were $714,257, as compared to $540,044 for the three months ended June 30, 2000, reflecting an increase in revenue of $174,213 or approximately 32%. The increase in revenue was primarily the result of concentrated technical support to military experimentation events; follow on tasking from current customers and additional subcontracting activities in the Government SBU. During this reporting period, the Government SBU completed a SPAWAR Battlefield Visualization delivery order in support to a major U.S. Navy Fleet experiment. A new contract was awarded by Logicon Technology Solutions for military operational assessment support and from Validity Corporation for Modeling and Simulation support to the Joint Interoperability Test Center.

As of June 30,2001, the company's backlog of awarded work was approximately $685,000. All of the backlog is expected to be completed in the fiscal year ended March 31, 2002.

Cost of revenues decreased to $362,038 during the current three month period, as compared to $423,502 for the same three month period in the previous year. As a percentage of revenues, costs of revenues were approximately 51% in the current period, compared to 78% in the previous period. Cost of revenues decreased in the current period due to a decline in purchased engineering services costs in support of new contractual work, a decrease in the use of subcontractors and a decrease in both the Government SBU overhead rate and company fringe benefit rate, from the rates in the prior period. The Government SBU overhead rate decrease was the result of a reduction in the level of support of Government SBU overhead activities during the current three month period, as well as an increase in the direct charging work during the current quarter. The fringe rate applied to the cost of revenues for the current three month period was less than the fringe rate for the previous period due to an overall reduction in company personnel and lower medical claims in the current period. Additionally, direct travel costs were higher in the previous reporting period.

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

Marketing and sales expenses were $190,952 or 27% of revenues in the current period compared to $254,892 or 47% of revenues for the previous period, an decrease of $63,940 in the current period. The decrease in marketing and sales expenses was primarily the result of a reduction in bid and proposal activity in the current period. In general, marketing and sales expenses result from bid and proposal activity as well as attendance at trade shows, company product demonstrations and in-house marketing related activities such as product brochures and marketing software development. These types of expenses vary from period to period and are highly dependent upon the extent and manner in which the company focuses its efforts regarding potential future opportunities during the reporting period.

Research and development expenses increased to $146,681 for the current period, compared to $113,753 for the previous period, resulting in an increase of $32,928. The increase was the result of increased development expenses for RAGE(TM).

General and administrative expenses were $651,308 in the current period, compared to $981,364 for the previous period, resulting in a decrease of $330,056. Of the $330,056 decrease in general and administrative expenses, $246,298 was a non cash compensation expense decrease associated with the issuance of warrants and compensatory stock options. The remainder of the decrease was a reduction in consulting fees and public relations expenses.

Other income (expense) of $(5,174) consisted of interest income of $17,500, interest expense of $(23,284) and miscellaneous income of $610. In the previous period, other income was $27,407 and consisted of interest income, including $14,553 of interest income from related parties' notes.

The loss from continuing operations of $641,896 decreased by $564,164 from the $1,206,060 loss from continuing operations reported in the previous reporting period. In the previous period, the net loss from discontinued operations was $230,445. In summary, during the current period, revenues were up by $174,213 or 32%, while total expenses, including other income (expense), decreased by $389,951.

The Company recorded a non-cash preferred stock dividend of $66,127 for the three month period ended June 30, 2001, as compared to $43,835 for the three month period ended June 30, 2000, for the 8% preferred stock dividend feature provided for in the Series A Convertible Preferred Stock. Additionally, for the three months ended June 30, 2000, the company recorded imputed stock dividends of $3,645,250 related to the issuance of warrants in connection with the sale of the preferred stock and $804,103 for the beneficial conversion feature associated with the preferred stock issued in May 2000.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended June 30, 2001 was $923,607, whereas cash used for operating activities in the three months ended June 30, 2000 was $1,242,731. The net loss for the current three month period was $641,896, a decrease of $794,609 from the previous reporting period net loss amount of $1,436,505. Non cash expenses for depreciation and compensation expense in the current period were $228,284, as compared to $454,939 in the previous reporting period, a decrease of $226,655. Additionally, during the current three month reporting period, other current assets increased by $29,533, accounts receivable decreased by $53,287, accounts payable and accrued expenses decreased by $160,595 and the net cash used relating to discontinued operations was $373,154.

There was no cash used in investing activities during the current three month reporting period. In the previous reporting period, net cash used for investing activities was $515,871. Previous period investing activities included purchases of software licenses and equipment of $50,871 and the June 2000 purchase of finished goods inventory in the amount of $330,000 from a target company which GreyStone entered into a letter of intent to acquire. Additionally, in June 2000 the Company gave the target Company $135,000 for the right to receive future payments on invoices to be generated by the target company upon the completion of work in progress. GreyStone has hired an agent to assist in the sale of the finished goods inventory, and negotiations are underway regarding the goods' sale. Due to the uncertainty of collection on the contract receivable and the sale of the finished goods inventory, reserves of $135,000 and $230,000 have previously been established for the contract receivable and finished goods inventory.

Net cash provided by financing activities was $678,000 in the current period, as compared to

$4,449,353 for the previous period. Of the $678,000 of net cash provided in the current period, $287,000 was from issuances of short term notes payable and $466,000 was provided by the sale of common stock from a private placement. Additionally, $75,000 of net cash was used to repay short-term notes payable. The $4,449,253 of the cash provided for financing activities in the previous period was the net result of the sale on May 22, 2000 of $5,000,000 in convertible preferred stock to a group of private investors and is net of a 10% commission and legal fees. The net proceeds were used by the Company for product development and general corporate purposes.

At June 30, 2001, the Company had $138,363 in cash, as compared to $383,970 for the fiscal year ended March 31, 2001. The Company anticipates that in the future, it will need to obtain additional debt or equity financing to continue its operations for at least the next 12 months.

As of the date of this filing, the Company had approximately $60,000 in cash, approximately $133,000 of accounts receivable, and current liabilities of almost $3,750,000. These obligations include accounts payable and accrued expenses of approximately $1,251,000, (of which approximately $595,000 are now over 90 days past due), and short-term notes payable of approximately $1,518,000, including $131,500 that is due to the principal stockholder, and $1,050,000 for a line of credit that has been called. Salary and accrued vacation obligations are approximately $981,000 including $639,000 of salary that is currently overdue. A third Company officer has recently resigned. Overdue salary obligations to the remaining officers are equal to the eight most recent (twice monthly) pay periods. Back salary is also owed to the three resigned officers. Additionally, many employees have not been paid for the most recent two or three pay periods prior to the filing of this report, and most employee and officer expense reports remain unpaid.

From April 1, 2001 through August 17, 2001, 772 shares of Series A Preferred Stock were issued at a price of approximately $772,000 and were converted into 5,562,177 shares of common stock.

On May 18, 2001 the Board of Directors authorized the issuance of warrants to purchase an aggregate of 1,100,000 shares of common stock, with exercise prices ranging from $1.00 to $2.50 per share. The warrants were issued to short-term lenders of cash. On May 18, 2001 the Board also authorized the issuance of options to purchase 1,830,000 shares of common stock to employees under the 2000 Stock Option Plan at an exercise price of $0.20 per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 29, 2001 a lawsuit was filed against GreyStone and Richard A. Smith by Capital Solutions Fund LLC, the lender of the Company's February 2001 line of credit, in the Superior Court of the State of California, Count of San Diego for breach of contract and fraud. A total of $1,050,000 (including $205,000 in loan fees) was drawn on the line of credit before the line was called by the lender. The line was called as a result of the March 2001 dissolution of GreyStone's exclusive distributor of the MercRacer entertainment system by the distributor's parent corporation. Both GreyStone and its CEO, Richard Smith, vehemently deny the claims and intend to vigorously defend against the suit. GreyStone responded by filing an answer generally denying the allegations, cross complaint, and has commenced negotiations seeking to resolve the matter.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        None

(b)     Reports on Form 8-K

        None

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

Dated: September 5, 2001