Form 10-Q
period 2001-09-30
GREYSTONE DIGITAL TECHNOLOGY INC
filed 2002-01-15
CIK 840254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    ---------
                                    FORM 10-Q
                                    ---------

(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001


                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ---------- to ----------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


TITLE OF EACH CLASS                            OUTSTANDING AT SEPTEMBER 30, 2001
-------------------                            ---------------------------------


Common Stock, $.001 par value                                         32,794,489
Series A Convertible Preferred Stock, $.001 par value                      2,741

INDEX

                       GreyStone Digital Technology, Inc.

                                                                        Page No.
                                                                        --------

PART I.     FINANCIAL INFORMATION FOR GREYSTONE DIGITAL TECHNOLOGY
            AND SUBSIDIARY

   Item 1.  FINANCIAL STATEMENTS


            Condensed Consolidated Balance Sheets at September 30, 2001
             (unaudited) and March 31, 2001                                   3

            Condensed Consolidated Statements of Operations (unaudited)
             for the three and six months ended September 30, 2001 and 2000   4

            Condensed Consolidated Statements of Stockholders' Equity
             (unaudited) for the six months ended September 30, 2001          5

            Condensed Consolidated Statements of Cash Flows (unaudited)
             for the six months ended September 30, 2001 and 2000             6

            Notes to Condensed Consolidated Unaudited Financial Statements    8

   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  OR PLAN
            OF OPERATIONS                                                     13

   Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                       18

PART II.    OTHER INFORMATION                                                 18

   Item 1.  LEGAL PROCEEDINGS                                                 18

   Item 2.  CHANGES IN SECURITIES                                             18

   Item 3.  DEFAULTS UPON SENIOR SECURITIES                                   18

   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               18

   Item 5.  OTHER INFORMATION                                                 19

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  19

EXHIBIT INDEX                                                                 20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES



                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           September 30,           March 31,
                                                                                                    2001                2001

                                                                                             (Unaudited)
                                                                          ASSETS
Current assets:
 Cash and cash equivalents                                                                                         $383,970
 Accounts receivable                                                                            $124,360            306,248
 Other current assets                                                                              3,568              9,755
                                                                                    -----------------------  -----------------
                           Total current assets                                                   127,928            699,973
Equipment, furniture and leasehold improvements, net                                              350,272            460,094
Deposits                                                                                           28,438             35,687
                                                                                   -----------------------  -----------------
                           Totals                                                                $506,638         $1,195,754
                                                                                   =======================  =================


                                          LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable and accrued expenses                                                        $2,246,935         $2,002,332
  Notes payable                                                                                 1,487,821          1,186,767
  Notes payable to principal stockholder                                                          131,500            186,500
  Loss from disposal of commercial segment                                                                           418,000
                                                                                   -----------------------  -----------------
                           Total current liabilities                                            3,866,256          3,793,599
                                                                                   -----------------------  -----------------

Commitments and contingencies
Stockholders' deficiency:
  Series A Preferred stock, $.001 par value; $1000 liquidation preference value per share: 3,000,000 shares authorized;
  2,741 and 3,731 shares issued and outstanding                                                         3                  4
  Additional paid in capital - Preferred stock                                                  3,429,007          4,295,605
  Common stock, $.001 par value; 100,000,000 shares authorized;
    33,073,141 and 17,301,785 shares issued                                                        33,073             17,302
  Additional paid in capital - Common stock                                                    47,655,033         45,723,009
  Accumulated deficit                                                                        (54,398,433)       (52,555,464)
  Treasury stock, at cost, 278,652 shares held                                                   (78,301)           (78,301)
                                                                                    -----------------------  -----------------
                           Total stockholders' deficiency                                     (3,359,618)        (2,597,845)
                                                                                    -----------------------  -----------------
                           Totals                                                               $506,638         $1,195,754
                                                                                    =======================  =================

See Notes to Unaudited Condensed Consolidated Financial Statements

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three months ended                      Six months ended

                                                                September 30,                        September 30,

                                                           2001                 2000           2001               2000
                                                    ------------------   ----------------  -------------   ------------------
Revenues                                             $         374,669        $   655,993    $ 1,088,926   $        1,196,037

Expenses:
                                                                                  494,414
   Cost of revenues                                            440,782                           802,820              917,916
                                                                                  191,198
   Marketing and sales                                         227,623                           418,575              446,090
                                                                                  148,512
   Research and development                                    169,787                           316,468              262,265
   General and administrative                                  587,554            946,273      1,238,862            1,927,637
                                                    ------------------   ----------------  -------------   ------------------
       Totals                                                1,425,746          1,780,397      2,776,725            3,553,908
                                                    ------------------   -------------------------------   ------------------
Loss from operations                                        (1,051,077)        (1,124,404)    (1,687,799)          (2,357,871)

Other income (expense):

 Interest income, including $1,668 and $2,758                      146             48,450         17,646               75,857
  from related parties in 2000
 Interest expense                                              (59,594)                          (82,878)
 Miscellaneous                                                  32,558                            33,168
                                                     ------------------   -------------------------------   ------------------
      Totals                                                   (26,890)            48,450        (32,064)              75,857
                                                     ------------------  --------------------------------- -------------------

Loss from continuing operations                           $ (1,077,967)      $ (1,075,954)   $(1,719,863)     $    (2,282,014)

Loss from discontinued operations                                                (429,288)                           (659,733)
                                                      ------------------  --------------------------------- -------------------
Net loss                                                   $(1,077,967)      $ (1,505,242)    (1,719,863)    $     (2,941,747)
Preferred stock dividends:
   Imputed stock dividends related to issuance of
      warrants                                                                                               $     (3,645,250)
   Imputed stock dividends for beneficial
conversion feature                                                                                                   (804,103)
   Imputed cumulative stock dividends at 8%                    (56,979)           (99,726)      (123,106)            (143,561)
                                                     ------------------   ----------------  -------------   ------------------
Net loss applicable to common stock                        $(1,134,946)    $   (1,604,968)   $(1,842,969)    $     (7,534,661)
                                                     ==================   ================  =============   ==================


Net loss applicable to common stock attributed to
 continued operations                                    $  (1,134,946)    $   (1,175,680)  $ (1,842,969)     $    (6,874,928)

Net loss applicable to common stock attributed to
 discontinued operations                                                         (429,288)                           (659,733)
                                                     ------------------  -----------------  -------------   ------------------

Net loss applicable to common stock                     $   (1,134,946)    $   (1,604,968)   $(1,842,969)     $    (7,534,661)
                                                     ==================  =================  =============   =================

Basic net loss per common share from continuing
operations                                              $        (0.04)    $        (0.07)   $     (0.09)     $         (0.42)
                                                     ------------------  -----------------  -------------   ------------------
Basic net loss per common share from discontinued
operations                                                                 $        (0.03)                    $         (0.04)
                                                     ------------------  -----------------  -------------   ------------------

Basic net loss per share                                $        (0.04)    $        (0.10)   $     (0.09)     $         (0.46)
                                                     ==================  =================  =============   ==================

Basic weighted average number of common shares              31,537,170         16,285,980     20,959,581           16,285,197
 outstanding                                         ==================  =================  =============   ==================

See Notes to Unaudited Condensed Consolidated Financial Statements.



                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                   (Unaudited)
                       Six months ended September 30, 2001

                           Preferred
                              Stock    Common Stock
                          ------------ ------------
                                                  Additional                  Additional
                                                  Paid-In                     Paid-In    Accumulated   Treasury
                             Shares     At Par    Capital   Shares    At Par  Capital      Deficit       Stock          Total
                          ------------  ------  ----------  -------  -------  ---------- -----------  ---------    -------------

Balance, April 1, 2001        3731       $4    $4,295,605 17,301,785 $17,302 $45,723,009 $(52,555,464) $(78,301)    $(2,597,845)
Common stock sold for
  cash, net of
  selling expense                                          7,235,000   7,235     578,665                                585,900
Common stock issued as
  payment for notes
  payable to principal
  stockholder                                                200,000     200      54,800                                 55,000
Common stock issued as
  payment for services                                     1,373,991   1,374      77,441                                 78,815
Warrants issued to purchase
  common stock                                                                   181,872                                181,872
Stock options to purchase
  common stock granted
  to non-employees                                                                56,503                                 56,503
Imputed preferred stock
  dividend at 8%                                  123,106                                    (123,106)                        -
Preferred stock converted
  to common stock             (990)      (1)     (989,704) 6,962,365   6,962     982,743                                      -
Net loss                                                                                   (1,719,863)               (1,719,863)
                          -----------------------------------------------------------------------------------------------------
Balance, September
  30, 2001                   2,741       $3    $3,429,007 33,073,141 $33,073 $47,655,033 $(54,398,433) $(78,301)    $(3,359,618)
                          =====================================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.



                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Six months ended September 30,
                                                                                                 2001               2000
                                                                                                 ----               ----


Operating activities:
     Net loss                                                                             ($1,719,863)       ($2,941,747)
     Adjustments to reconcile net loss to net cash used in operating activities:
           Loss  from discontinued operations                                                                    659,733
           Depreciation and amortization                                                      109,822             76,699
           Compensation expense recorded upon issuance of annual
           stock award to board of directors                                                                      45,000
           Compensation expense recorded upon issuance of warrants

             and compensatory stock options                                                   238,375            431,889
           Miscellaneous expenses paid in stock                                                13,715
           Changes in operating assets and liabilities:

                Notes receivable interest, including interest                                                    (29,832)
                Accounts receivable                                                           181,888             89,749
                Other assets                                                                   13,436              4,292
                Accounts payable and accrued expenses                                         231,836           (316,830)
                                                                                            ----------          ---------

                     Net cash used in operating activities of continuing
                operations                                                                   (930,791)       (1,981,047)
                                                                                           ----------         ----------
                     Net cash used relating to discontinued operations                       (418,000)         (659,733)
                                                                                           ----------          ---------
                                  Net  cash used in operating activities                   (1,348,791)       (2,640,780)
                                                                                           ----------         ----------
Investing activities
     Purchase of forensic vehicle                                                                              (330,000)
     Purchase of contract receivable for forensic vehicle                                                      (135,000)
     Additions of leasehold improvements                                                                        (45,656)
     Purchases of software licenses and equipment                                                              (158,864)
                                                                                                              ---------
                   Net cash used in investing activities                                                       (659,520)
                                                                                                              ---------

Financing
activities:

     Proceeds from issuances of short term notes payable                                      470,921
     Repayments of short term notes payable                                                 (157,100)
     Sale of common stock for cash                                                            651,000
     Sale of preferred stock, net of selling expense                                                           4,449,353
                                                                                           ----------         ----------
                   Net cash provided by financing activities                                  964,821          4,449,353
                                                                                           ----------         ----------
Net increase (decrease) in cash and cash equivalents                                         (383,970)         1,139,053
                                                                                           ----------         ----------

Cash and cash equivalents beginning of period                                                $383,970            167,299
                                                                                           ----------         ----------
Cash and cash equivalents end of period                                                                       $1,306,352
                                                                                                              ==========


                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
                                   (Unaudited)



                                                                                          Six months ended September 30,
                                                                                                 2001               2000
                                                                                                 ----               ----

Supplemental disclosure of cash flow data:
     Interest paid                                                                            $53,698
                                                                                  ====================

Supplemental disclosure of noncash investing and financing activities
     Common stock issued upon conversion of convertible preferred stock                      $989,705
                                                                                  ====================
     Common stock issued as payment for:

          Notes payable to principal stockholder                                              $55,000            $20,000
                                                                                  ==================== ==================

          Accrued interest payable                                                                                $8,329
                                                                                  ==================== ==================
          Services                                                                            $65,100
                                                                                  ==================== ==================
          Imputed preferred stock dividend                                                   $123,106         $4,592,914
                                                                                  ==================== ==================

See Notes to Unaudited Condensed Consolidated Financial Statements.


                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Unaudited interim financial statements:

                 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, except that the accompanying financial statements have not been reviewed by independent accountants. As a result, this Form 10Q filing will require an amendment, at a later date. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2001.



Note 2 - Basis of presentation and other matters:

                The unaudited condensed consolidated financial statements include the accounts of GreyStone Digital Technology, Inc, formerly Express Capital Concepts, Inc. and GreyStone Technology, Inc. (the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

                As shown in the accompanying consolidated financial statements, the Company had a working capital deficiency of $3,738,328 and a stockholders' deficiency of $3,359,618, a net loss of $1,077,967, and an accumulated deficit from losses since its inception of $54,398,433. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

                Historically, the Company has funded deficits from its business operations primarily through sales of common stock to and borrowings from its principal stockholder and sales of common stock and convertible notes payable to private investors pursuant to private placement memorandums and exemptions from registration under the Securities Act of 1933. Management plans to obtain the additional funds needed to enable the Company to continue as a going concern through the private placements of debt or equity securities. However, management cannot provide any assurance that the Company will be successful in consummating these private placements.

                The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate that the Company will continue as a going concern and continue operations, realization of assets and satisfaction of liabilities in the ordinary course of business. If the Company is unable to raise additional capital, it may be required to liquidate assets or take actions that may not be favorable to the Company in order to continue its operations. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                Since the Company had losses applicable to common stock in the three and six month periods ended September 30, 2001 and 2000, the assumed effects of the exercise of outstanding stock options, warrants and convertible preferred stock were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying condensed consolidated unaudited statements of operations. Such options, warrants and convertible preferred stock could potentially dilute basic earnings per share in the future.

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


Note 5 - Significant changes in status of litigation:

                On June 29, 2001 a lawsuit was filed against GreyStone and Richard A. Smith by Capital Solutions Fund LLC, the lender of the Company's February 2001 line of credit, in the Superior Court of the State of California, County of San Diego for breach of contract and fraud. A total of $1,050,000 (including $205,000 in loan fees) was drawn on the line of credit before the lender called the line. The line was called as a result of the March 2001 dissolution of GreyStone's exclusive distributor of the MercRacer entertainment system by the distributor's parent corporation. Both GreyStone and its CEO, Richard Smith, vehemently deny the claims and intend to vigorously defend against the suit. In August 2001 GreyStone's filed a cross complaint against Capital Solutions Fund LLC, for breach of contract and fraud. The Superior Court of the State of California for the County of San Diego has set a Mandatory Settlement Conference scheduled for January 23, 2002.

                Additionally, the Company is currently a defendant in seven lawsuits with claims ranging between $1,441 to $138,380, and include: one vendor, one previous employee, one temporary employment agent, two employee placement firms, and two public relations or advertising firms and which collectively total approximately $306,930. Settlement negotiations have begun with two of these claimants.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 - Equity transactions:
                From April 1, 2001 through September 30, 2001, 990 shares of Series A Preferred Stock issued at a price of approximately $990,000 were converted into 6,962,365 shares of common stock. Subsequent to September 30, 2001 and through December 12, 2001, approximately 554 shares of Series A Preferred Stock issued at a price of approximately $554,000 were converted into 1,829,847 shares of common stock.

                On May 18, 2001 the Board of Directors authorized the issuance of warrants to purchase an aggregate of 1,100,000 shares of common stock, with exercise prices ranging from $1.00 to $2.50 per share. The warrants were issued to short-term lenders of cash. On May 18, 2001 the Board also authorized the issuance of options to purchase 1,830,000 shares of common stock to employees under the 2000 Stock Option Plan at an exercise price of $0.20 per share. On September 18, 2001, the Company issued 1,130,000 of the options that had been approved by the Board of Directors on May 18, 2001. The balance of the options approved by the Board, 700,000, have not been issued.

                In June and July 2001, the Company raised $651,000 through the sale of common stock to 11 accredited investors at prices ranging from $0.05 to $0.10 per share. The Company issued 8,537,000 shares of common stock, which included 1,302,000 shares issued to 2 parties who introduced the investors to the Company's private placement. The proceeds were used for general corporate purposes.

                On July 16, 2001, the Company entered into a Marketing and License Agreement with Kiboga Systems, Inc., ("Kiboga") a privately-held Texas corporation engaged in the business of development and sale of technology products for law enforcement, defense and intelligence applications. The Company shall serve as marketing agent and advisor, with responsibility for securing legal and other advice in conjunction with such business opportunities, and will assume financial responsibility for all such attendant expenses.

                Under the agreement, the Company will pay Kiboga a 20% royalty, and receive the remaining 80% of the revenue generated by those applications of Kiboga's network data mining, acquisition and distribution software. The Company will be entitled to 100% of any profits generated by this activity in return for a payment by the Company of 29,614,274 shares of common stock and $700,000 in cash. The agreement provides that the Company will issue an additional 1,000,000 to 15,000,000 common shares if the earnings contributed to the Company from the Kiboga software are between $8,572,727 and $29,572,727 over the next 24 months. If revenues are less than $6,000,000 through the next 12 months then Kiboga will return 5,000,000 shares to the Company. In addition, the agreement provides for an anti-dilution formula. The agreement anticipates changes in management and directors of the company. On October 15, 2001, the Company issued the 29,614,274 shares of stock to Kiboga. As of the date of this filing, the $700,000 cash payment to Kiboga has not been made. The determination of the appropriate accounting for this transaction is currently still be evaluated by management. Upon completion of the evaluation, the filing may need to be amended.


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

                The aforementioned imputed preferred stock dividends associated with issuing the stock resulted in a one-time loss applicable to common stockholders of $(0.27) per share. The Company also recorded a non-cash preferred stock dividend of $123,106 for the six-month period ended September 30, 2001 due to the 8% cumulative preferred stock dividend feature.


Note 8 - Subsequent events:
                In October 2001, a majority of the holders of the voting power of the common stock of the Company, holding not less than a sixty percent majority did adopt by their written consent the approval of the Kiboga transaction announced on September 27, 2001, and did ratify and confirm the issuance of all 29,614,274 shares to Kiboga under the Agreement;

                In November 2001, the Company signed a Letter of Intent by and among Kiboga Systems, Inc. a private company incorporated in the State of Texas, and Proyecciones Y Ventas Organizadas, S.A. DE C.V., a private company incorporated in the United Mexican States, together with its affiliates (collectively PROVO), wherein, the parties expressed their intent to further enter into a series of transaction agreements (the Agreements) involving revenue, profit and equity transfers, and investment capital, and furthermore, expressed their intent to jointly develop reciprocal relationships in business developing a PROVO offering of new products and services for banking and international transfers and for non-banking transactions. The Company filed FORM 8-K on November 13, 2001 announcing that, in conjunction with Kiboga Systems, Inc., that that it entered into merger discussions with PROVO.

                In December 2001, a majority of the holders of the voting power of the common stock of the Company, holding not less than a two-thirds majority did adopt by their written consent the approval of the PROVO/Kiboga transactions and directed the BOD to take all actions appropriate and necessary to implement the Agreements; additionally to spin off all Company government and law

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                enforcement operations; change independent auditors from J.H. COHN, LLP, to KPMG; to relocated the Company corporate offices from San Diego, California to Dallas, Texas; and named a board who will advise the Company.

                As of the date of this filing, the Company had no cash or accounts receivable, and current liabilities of almost $3,750,000. These obligations include accounts payable and accrued expenses of approximately $1,251,000, (of which approximately $595,000 are now over 90 days past due), short-term notes payable of approximately $1,518,000, including $131,000 that is due to the principal stockholder, and $1,050,000 for a line of credit that has been called. Salary and accrued vacation obligations are approximately $981,000 including $639,000 of salary that is currently overdue. A third Company officer has recently resigned. Overdue salary obligations to the remaining officers are equal to the eleven most recent (twice monthly) pay periods. Back salary is also owed to the three resigned officers. Additionally, many employees have not been paid for several pay periods prior to the filing of this report, and many employee and officer expense reports remain unpaid.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
       OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


Revenues for the three-months ended September 30, 2001 were $374,669 as compared to $655,993 for the three-months ended September 30, 2000, reflecting a decline in revenue of $281,324 or approximately 43%. The reduction was primarily the result of a narrowing in scope and early conclusion of two previously awarded delivery orders by two Navy customers. Support continues to military experimentation events, follow on tasking from current customers and additional subcontracting activities in the Government Strategic Business Unit (SBU). During the current reporting period, the Government SBU completed support to a major Joint Forces experiment and on additional delivery orders, provided engineering services work to BMH Associates and the Office of Naval Research, General Atomics Aeronautical Systems, Titan, Veridian Engineering, the Joint Strike Fighter Program Office and the San Diego Space and Naval Warfare Systems Center.

As of September 30,2001, the company's backlog of awarded work was approximately $363,000. The entire backlog is expected to be completed in the fiscal year ended March 31, 2002.

Cost of revenues decreased to $440,782 during the current three-month period, as compared to $494,414 for the same three-month period in the previous year. As a percentage of revenues, costs of revenues were approximately 118% in the current period, compared to 75% in the previous period. Cost of revenues increased in the current period due to a decline in contractual work as a result of the loss of two major programs, an increase in purchased engineering services, an increase in the Government SBU overhead rate and fringe rate, from the rates in the prior period. The Government SBU overhead rate increase was the result of a greater level of support of Government SBU overhead activities during the current three-month period, as well as a decline in the direct charging work during the current quarter. The fringe rate applied to the cost of revenues for the current three-month period was greater than the fringe rate for the previous period due to an overall reduction in company personnel in the current period, while medical claims did not vary significantly.


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


Marketing and sales expenses were $227,623 or 61% of revenues in the current period compared to $254,892 or 29% of revenues for the previous period, an increase of $36,425 in the current period. The increase in marketing and sales expenses was primarily the result of a greater level of bid and proposal activity in the current period. In general, marketing and sales expenses result from bid and proposal activity as well as attendance at trade shows, company product demonstrations and in-house marketing related activities such as product brochures and marketing software development. These types of expenses vary from period to period and are highly dependent upon the extent and manner in which the company focuses its efforts regarding potential future opportunities during the reporting period.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (cont'd)


Research and development expenses increased to $169,787 for the current period, compared to $148,512 for the previous period, resulting in an increase of $21,275. The increase was the result of increased development expenses for RAGE TM.


General and administrative expenses were $587,554 in the current period, compared to $946,273 for the previous period, resulting in a decrease of $358,719. The reductions were the result of the company downsizing its operations, reducing the number of employees and curtailing expenses for public relations and outside consulting and professional services fees.


Other income (expense) of $(26,890) consisted of interest income of $146, interest expense of $(59,594), primarily for a line of credit and miscellaneous income of $32,558, which included a sale of entertainment equipment for $31,000 In the previous period, other income was $48,450 and consisted of interest income, including $1,668 of interest income from related parties' notes.


The loss from continuing operations was $1,077,967 for the current period compared with $1,075,954 for the previous period. The loss from operations declined by $ 73,327 in the current period, while other income declined by $75,340. The loss from discontinued operations for the current period was $0, as compared to $429,288 for the previous period


The net loss of $1,077,967 decreased by $427,275 from the $1,505,242 net loss reported in the previous reporting period. In summary, during the current period, revenues were down by $281,324 during the current period, while the loss from continuing operations increased by $2,013 and the loss from discontinued operations declined by $429,288.

The Company recorded a non-cash preferred stock dividend of $56,979 for the three month period ended September 30, 2001, as compared to $99,726 for the three month period ended September 30, 2000, for the 8% preferred stock dividend feature provided for in the Series A Convertible Preferred Stock.


The net loss applicable to common stock was $1,134,946 for the current period. This compares to $1,604,968 in the previous period.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


Revenues for the six-months ended September 30, 2001 were $1,088,926 as compared to $1,196,037 for the six-months ended September 30, 2000, reflecting a decrease in revenue of $107,111 or approximately 9%. The reduction was primarily the result of a narrowing in scope and early conclusion of two previously awarded delivery orders by two Navy customers, during the second quarter of the year. The company anticipates that the decline in quarterly revenue will continue into the next quarter, before increasing in the final quarter of the year.

As of September 30,2001, the company's backlog of awarded work was approximately $363,000. The entire backlog is expected to be completed in the fiscal year ended March 31, 2002.

Cost of revenues decreased to $802,820 during the current six-month period, as compared to $917,916 for the same six-month period in the previous year. As a percentage of revenues, costs of revenues were approximately 74% in the current period, compared to 76% in the previous period. Although the cost of revenues, as percentage of revenues, has not changed significantly from the previous reporting period, the current quarterly data shows an increasing percentage ratio. For the three-months ended June 30, 2001, the cost of revenue to sales percentage was approximately 51%, while the corresponding period a year earlier was 78%. However, for the three-month period ended September 30, 2001, the cost of revenue to sales percentage was approximately 118%, compared to 75% for the same three-month period in 2000. Because of the decline in the current business base and other reasons cited in the management discussion and analysis of financial condition and results of operations for the three months ended September 30, 2001, this trend is likely to continue into at least the next quarter and perhaps longer.


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


Marketing and sales expenses were $418,575 or 38% of revenues in the current period compared to $446,090 or 37% of revenues for the previous period, a decrease of $27,515 in the current period. The decrease in marketing and sales expenses was primarily the result of a lower level of bid and proposal activity in the current period. In general, marketing and sales expenses result from bid and proposal activity as well as attendance at trade shows, company product demonstrations and in-house marketing related activities such as product brochures and marketing software development. These types of expenses vary from period to period and are highly dependent upon the extent and manner in which the company focuses its efforts regarding potential future opportunities during the reporting period.

Research and development expenses increased to $316,468 for the current period, compared to $262,265 for the previous period, resulting in an increase of $54,203. The increase was the result of increased development expenses for RAGE(TM).

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
    OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (cont'd)


General and administrative expenses were $1,238,862 in the current period, compared to $1,927,637 for the previous period, resulting in a decrease of $688,775. Of the $688,775 decline in general and administrative expenses, $193,514 was a non-cash compensation expense decrease associated with the issuance of warrants and compensatory stock options. The balance of the decrease was the result of the company downsizing its operations, reducing the number of employees and curtailing expenses for public relations and outside consulting and professional services fees.


Other income (expense) of $(32,064) consisted of interest income of $17,646, interest expense of $(82,878), primarily for a line of credit and miscellaneous income of $33,168, which included a sale of entertainment equipment for $31,000 In the previous period, other income was $75,857 and consisted of interest income, including $2,758 of interest income from related parties' notes.


The loss from continuing operations was $1,719,863 for the current period compared with $2,282,014 for the previous period. The loss from operations declined by $ 670,072 in the current period, while other income declined by $107,921. The loss from discontinued operations for the current period was $0, as compared to $659,733 for the previous period.


The net loss of $1,719,863 decreased by $1,221,884 from the $2,941,747 net loss reported in the previous reporting period. In summary, during the current period, revenues were down by $107,111 during the current period, while the loss from continuing operations declined by $562,151 and the loss from discontinued operations declined by $659,733.

The Company recorded a non-cash preferred stock dividend of $123,106 for the six-month period ended September 30, 2001, as compared to $143,561 for the six-month period ended September 30, 2000, for the 8% preferred stock dividend feature provided for in the Series A Convertible Preferred Stock.


The net loss applicable to common stock was $1,842,969 for the current period. This compares to $7,534,661 in the previous period. During the previous period, the company recorded imputed stock dividends of $3,645,250 related to the issuance of warrants in connection with the sale of preferred stock and $804,103 for the beneficial conversion feature associated with the preferred stock issued in May 2000.


LIQUIDITY AND CAPITAL RESOURCES



Net cash used in operating activities of continuing operations for the six-months ended September 30, 2001 was $930,791 whereas cash used for operating activities of continuing operations in the six-months ended September 30, 2000 was $1,981,047. The net loss for the current six-month period was $1,719,863, a decrease of $1,221,884 from the previous reporting period net loss amount of $2,941,747. Non-cash expenses for depreciation and compensation expense in the current period were $348,197 as compared to $553,588 in the previous reporting period, a decrease

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
    OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (cont'd)

of $205,391. Additionally, during the current six-month reporting period, other assets decreased by $13,436, accounts receivable decreased by $181,888, accounts payable and accrued expenses increased by $231,836 and miscellaneous expenses paid in stock were $13, 715. The net cash used relating to discontinued operations was $418,000 compared to $659,733 in the previous reporting period. The net cash used in operating activities was $1,348,791 in the current period, as compared to $2,640,780 in the previous reporting period.

There was no cash used in investing activities during the current six month reporting period. In the previous reporting period, net cash used for investing activities was $659,520. Previous period investing activities included purchases of software licenses and equipment of $158,864, additions to leasehold improvements of $45,656 and the June 2000 purchase of finished goods inventory in the amount of $330,000 from a target company which GreyStone entered into a letter of intent to acquire. Additionally, in June 2000 the Company gave the target Company $135,000 for the right to receive future payments on invoices to be generated by the target company upon the completion of work in progress. GreyStone has solicited the help of an agent to assist in the sale of the finished goods inventory, and negotiations are underway regarding the goods' sale. Due to the uncertainty of collection on the contract receivable and the sale of the finished goods inventory, reserves of $135,000 and $230,000 have previously been established for the contract receivable and finished goods inventory.

Net cash provided by financing activities was $964,821 in the current period, as compared to $4,449,353 for the previous period. Of the $964,821 of net cash provided in the current period, $470,921 was from issuances of short-term notes payable and $651,000 was provided by the sale of common stock from a private placement. Additionally, $157,100 of cash was used to repay short-term notes payable. The $4,449,253 of the cash provided for financing activities in the previous period was the net result of the sale on May 22, 2000 of $5,000,000 in convertible preferred stock to a group of private investors and is net of a 10% commission and legal fees. The net proceeds were used by the Company for product development and general corporate purposes.

At September 30, 2001, the Company had no cash, as compared to $383,970 for the fiscal year ended March 31, 2001. The Company anticipates that in the future, it will need to obtain additional debt or equity financing to continue its operations for at least the next 12 months.

As of the date of this filing, the Company had no cash, no outstanding accounts receivable, and current liabilities of almost $4,000,000. These obligations include accounts payable and accrued expenses of approximately $1,100,000 (of which approximately $728,000 are now over 90 days past due), and short-term notes payable of approximately $1,738,000 including approximately $250,000 that is due to the principal stockholder, and $1,050,000 for a line of credit that has been called. Salary and accrued vacation obligations are approximately $1,213,000 including approximately $932,000 of salary that is currently overdue. Overdue salary obligations to the officers are approximately equal to the eleven most recent (twice monthly) pay periods. Back salary is also owed to resigned officers. Additionally, many employees have not been paid for several pay periods prior to the filing of this report, and many employee and officer expense reports remain unpaid.

STRATEGIC BUSINESS ACQUISITIONS AND JOINT VENTURES

On or about September 27, 2001 the Company announced that it had entered into an Agreement with KIBOGA Systems, Inc., ("Kiboga") a Texas Corporation, whereby GreyStone will issue shares of its common stock and will be issuing additional shares owing to the antidilution provision in that Agreement and the Company will retain eighty percent (80%) of all revenue received by "The Kiboga Business" and have the right to keep one hundred percent (100%) of all profits that are earned by "The Kiboga Business" for 99 years..


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On June 29, 2001 a lawsuit was filed against GreyStone and Richard A. Smith by Capital Solutions Fund LLC, the lender of the Company's February 2001 line of credit, in the Superior Court of the State of California, Count of San Diego for breach of contract and fraud. A total of $1,050,000 (including $205,000 in loan fees) was drawn on the line of credit before the lender called the line. The line was called as a result of the March 2001 dissolution of GreyStone's exclusive distributor of the MercRacer entertainment system by the distributor's parent corporation. Both GreyStone and its CEO, Richard Smith, vehemently deny the claims and intend to vigorously defend against the suit. In August 2001 GreyStone's filed a cross complaint against Capital Solutions Fund LLC, for breach of contract and fraud. The Superior Court of the State of California for the County of San Diego has set a Mandatory Settlement Conference scheduled for January 23, 2002.

Additionally, the Company is currently a defendant in seven lawsuits with claims ranging between $1,441 to $138,380, and include: one vendor, one previous employee, one temporary employment agent, two employee placement firms, and two public relations or advertising firms and which collectively total approximately $306,930. Settlement negotiations have begun with two of these claimants.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5.  OTHER INFORMATION


Not applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

NONE

(b)      Reports on Form 8-K


         During the three months ended September 30, 2001, the company filed one report on FORM 8K dated September 27, 2001 and in that filing reported that the company had entered into an Agreement with KIBOGA Systems, Inc., ("Kiboga") a Texas Corporation, whereby GreyStone will issue shares of its common stock and will be issuing additional shares owing to the antidilution provision in that Agreement. The two exhibits attached included the Lease Agreement with Kiboga and the press release concerning the event.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              GreyStone Digital Technology, Inc.
                                              /s/ Richard Smith
                                              ----------------------------------
                                              Richard Smith
                                              Chief Executive Officer
Dated: January 14, 2002