Form 10-Q/A
period 2001-09-30
GREYSTONE DIGITAL TECHNOLOGY INC
filed 2002-03-11
CIK 840254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                   FORM 10-Q/A
                                 ---------------

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

            15303 North Dallas Parkway, Suite 1150, Addison, TX 75001
               (Address of Principal Executive Offices) (Zip Code)

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

INDEX

                       GreyStone Digital Technology, Inc.

                                                                        Page No.

PART I.       FINANCIAL INFORMATION FOR GREYSTONE DIGITAL TECHNOLOGY
              AND SUBSIDIARY

     Item 1.  FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets at September 30, 2001
              (unaudited) and March 31, 2001                                   3

              Condensed Consolidated Statements of Operations (unaudited)
              for the three and six months ended September 30, 2001
              and 2000                                                         4

              Condensed Consolidated Statements of Stockholders' Equity
             (unaudited) for the six months ended September 30, 2001           5

              Condensed Consolidated Statements of Cash Flows (unaudited)
                   for the six months ended September 30, 2001 and 2000        6

              Notes to Condensed Consolidated Unaudited Financial Statements   8

     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  OR PLAN
              OF OPERATIONS                                                   13

     Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK                                                     18

PART II.      OTHER INFORMATION                                               18

     Item 1.  LEGAL PROCEEDINGS                                               18

     Item 2.  CHANGES IN SECURITIES                                           19

     Item 3.  DEFAULTS UPON SENIOR SECURITIES                                 19

     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             19

     Item 5.  OTHER INFORMATION                                               19

     Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                20

EXHIBIT INDEX                                                                 20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                           September 30,           March 31,
                                                                                                    2001                2001
                                                                                             (Unaudited)
                                                           ASSETS
Current assets:
  Cash and cash equivalents                                                                      $                  $383,970
  Accounts receivable                                                                             124,360            306,248
  Other current assets                                                                              3,568              9,755
                                                                                   -----------------------  -----------------
                                                                                   -----------------------  -----------------
                           Total current assets                                                   127,928            699,973
Equipment, furniture and leasehold improvements, net                                              350,272            460,094
Deposits                                                                                           28,438             35,687
                                                                                   -----------------------  -----------------
                                                                                   -----------------------  -----------------
                           Totals                                                                $506,638         $1,195,754
                                                                                   =======================  =================
                                                                                   =======================  =================

                                          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Accounts payable and accrued expenses                                                        $2,246,935         $2,002,332
  Notes payable & other advances due                                                            1,487,821          1,186,767
  Notes payable to stockholder and employee                                                       131,500            186,500
  Loss from disposal of discontinued commercial segment                                                              418,000
                                                                                   -----------------------  -----------------
                                                                                   -----------------------  -----------------
                                      Total                                                     3,866,256          3,793,599
current liabilities
                                                                                   -----------------------  -----------------
                                                                                   -----------------------  -----------------

Commitments and contingencies Stockholders' deficiency:
  Series A Preferred stock, $.001 par value; $1000 liquidation preference value per share: 3,000,000 shares authorized;
  2,741 and 3,731 shares issued and outstanding                                                         3                  4
  Additional paid in capital - Preferred stock                                                  3,429,007          4,295,605
  Common stock, $.001 par value; 100,000,000 shares authorized;
    33,073,141 and 17,301,785 shares issued                                                        33,073             17,302
  Additional paid in capital - Common stock                                                    47,655,033         45,723,009
  Accumulated deficit                                                                        (54,398,433)       (52,555,464)
  Treasury stock, at cost, 278,652 shares held                                                   (78,301)           (78,301)
                                                                                   -----------------------  -----------------
                                                                                   -----------------------  -----------------
                           Total stockholders' deficiency                                     (3,359,618)        (2,597,845)
                                                                                   -----------------------  -----------------
                           Totals                                                                $506,638         $1,195,754
                                                                                   =======================  =================
                                                                                   =======================  =================

See Notes to Unaudited Condensed Consolidated Financial Statements

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three months ended                    Six months ended
                                                                September 30,                        September 30,

                                                           2001                 2000           2001               2000
                                                     ------------------  ----------------  ----------------- -------------------
Revenues                                             $         374,669        $   655,993 $ 1,088,926      $       1,196,037

Expenses:

   Cost of revenues                                            440,782            494,414     802,820                917,916

   Marketing and sales                                         227,623            191,198     418,575                446,090

   Research and development                                    169,787            148,512     316,468                262,265
   General and administrative                                  587,554            946,273   1,238,862              1,927,637
                                                     ------------------  ----------------- --------------   ---------------------

       Totals                                                1,425,746          1,780,397   2,776,725              3,553,908
                                                     ------------------  ----------------- --------------   -------------------

Loss from operations                                       (1,051,077)        (1,124,404)  (1,687,799)           (2,357,871)

Other income (expense):
  Interest income, including $1,668 and $2,758
   from related parties in 2000                                   146             48,450       17,646                75,857

  Interest expense                                            (59,594)                        (82,878)
  Miscellaneous                                                32,558                          33,168
                                                     ------------------  ----------------- ---------------- -------------------
                                                                                 48,450
      Totals                                                  (26,890)                        (32,064)              75,857
                                                     ------------------  ----------------- ---------------- -------------------

Loss from continuing operations                            (1,077,967)        (1,075,954)  (1,719,863)          (2,282,014)

Loss from discontinued operations                                               (429,288)                         (659,733)
                                                     ------------------  ----------------- ---------------- -------------------

Net loss                                                   (1,077,967)        (1,505,242)  (1,719,863)          (2,941,747)
Preferred stock dividends:
   Imputed stock dividends related to issuance of
      warrants                                                                                                  (3,645,250)
   Imputed stock dividends for beneficial
      conversion feature                                                                                          (804,103)

   Imputed cumulative stock dividends at 8%                   (56,979)          (99,726)     (123,106)            (143,561)
                                                     ------------------  ---------------- ----------------- -------------------
Net loss applicable to common stock                       $(1,134,946)      $(1,604,968)   $(1,842,969)        $(7,534,661)
                                                     ==================  =============== =================  =====================

Net loss applicable to common stock attributed to
continued operations                                     $(1,134,946)       $(1,175,680)   $(1,842,969)        $(6,874,928)

Net loss applicable to common stock attributed to
discontinued operations                                                        (429,288)                          (659,733)
                                                     ------------------  --------------- ----------------- -------------------

Net loss applicable to common stock                      $(1,134,946)       $(1,604,968)   $(1,842,969)        $(7,534,661)

                                                     ==================  =============== ================= ===================

Basic net loss per common share from continuing                $(0.04)           $(0.07)                           $(0.42)
operations                                                                                      $(0.09)
Basic net loss per common share from discontinued
operations                                                                        (0.03)                            (0.04)
                                                     ------------------  --------------- ----------------  -------------------
Basic net loss per share                                       $(0.04)           $(0.10)        $(0.09)             $(0.46)
                                                     ==================  =============== ================  ===================
Basic weighted average number of common shares
outstanding                                                31,537,170        20,959,581     16,285,197         16,285,980
                                                     ==================  =============== ================== ===================

Page 4

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                   (Unaudited)


Six months ended September 30, 2001


                                     Preferred       Common Stock
                                       Stock
                                   --------------    -------------
                                                                      Additional                                    Additional
                                                                       Paid-In                                       Paid-In
                                     Shares            At Par         Capital          Shares         At Par         Capital
                                   --------------    -------------   -------------   -------------   -----------   -------------
Balance, April 1, 2001                      3731               $4      $4,295,605      17,301,785       $17,302     $45,723,009

Common stock sold for cash, net of
  selling expense                      7,235,000            7,235         578,665         585,900
Common stock issued as payment
for notes payable to principal
 stockholder                             200,000              200          54,800          55,000
Common stock issued as payment for
  services                             1,373,991            1,374          77,441          78,815
Warrants issued to purchase
  common stock                                                                            181,872
Stock options to purchase
  common stock granted to non-
  employees                                                                                56,503
Imputed preferred stock dividend at 8%                                    123,106
Preferred stock converted to
 common stock                               (990)              (1)       (989,704)       6,962,365        6,962         982,743
Net loss
                                   -------------------------------------------------------------------------------------------------
                                   -------------------------------------------------------------------------------------------------
Balance, September 30, 2001                2,741               $3      $3,429,007      33,073,141       $33,073     $47,655,033
                                   =================================================================================================



                                     Accumulated         Treasury
                                       Deficit            Stock            Total
                                  --------------      -----------  -------------
Balance, April 1, 2001              $(52,555,464)        $(78,301)   $(2,597,845)

Common stock sold for cash, net of
  selling expense                                                         585,900
Common stock issued as payment                                             55,000
for notes payable to principal
 stockholder                                                               78,815
Common stock issued as payment for
  services
Warrants issued to purchase                                               181,872
  common stock
Stock options to purchase
  common stock granted to non-
  employees                                                                56,503
Imputed preferred stock dividend at 8%  (123,106)                              -
Preferred stock converted to
 common stock
Net loss                                                                       -
                                      (1,719,863)                      (1,719,863)
                                  -----------------------------------------------
Balance, September 30, 2001         $(54,398,433)        $(78,301)    $(3,359,618)
                                  ===============================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Six months ended September 30,
                                                                                                 2001               2000
                                                                                                 ----               ----

Operating activities:
     Net loss                                                                            ($1,719,863)       ($2,941,747)
     Adjustments to reconcile net loss to net cash used in operating activities:
           Loss  from discontinued operations                                                                    659,733
           Depreciation and amortization                                                      109,822             76,699
           Compensation expense recorded upon issuance of annual
           stock award to board of directors                                                                      45,000
           Compensation expense recorded upon issuance of warrants
             and compensatory stock options                                                   238,375            431,889
           Miscellaneous expenses paid in stock                                                13,715
           Changes in operating assets and liabilities:
                Notes receivable interest, including interest                                                   (29,832)
                Accounts receivable                                                           181,888             89,749
                Other assets                                                                   13,436              4,292
                Accounts payable and accrued expenses                                         231,836          (316,830)

                                                                                  ---------------------------------------
                     Net cash used in operating activities of continuing
                operations                                                                   (930,791)       (1,981,047)
                                                                                  ---------------------------------------
                                                                                                       ------------------
                     Net cash used relating to discontinued operations                       (418,000)         (659,733)
                                                                                  ---------------------------------------
                                                                                  ---------------------------------------
                                  Net  cash used in operating activities                   (1,348,791)       (2,640,780)
                                                                                  ---------------------------------------
                                                                                  ---------------------------------------
Investing activities
     Purchase of forensic vehicle                                                                              (330,000)
     Purchase of contract receivable for forensic vehicle                                                      (135,000)
     Additions of leasehold improvements                                                                        (45,656)
     Purchases of software licenses and equipment                                                              (158,864)
                                                                                                       ------------------
                   Net cash used in investing activities                                                       (669,520)
                                                                                                       ------------------

Financing
activities:
     Proceeds from issuances of short term notes payable                                      470,921
     Repayments of short term notes payable & other advances due                            (157,100)
     Sale of common stock for cash                                                            651,000
     Sale of preferred stock, net of selling expense                                                           4,449,353
                                                                                  -------------------- ------------------
                   Net cash provided by financing activities                                  964,821          4,449,353
                                                                                  -------------------- ------------------

Net increase (decrease) in cash and cash
equivalents                                                                                 (383,970)          1,139,053
                                                                                  -------------------- ------------------

Cash and cash equivalents beginning of period                                                $383,970            167,299
                                                                                  -------------------- ------------------

Cash and cash equivalents end of period                                                                       $1,306,352
                                                                                  ==================== ==================

Page 6

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                                   (Unaudited)



                                                                                          Six months ended September 30,
                                                                                                 2001               2000
                                                                                                 ----               ----

Supplemental disclosure of cash flow data:
     Interest paid                                                                            $53,698
                                                                                  ====================

Supplemental disclosure of noncash investing and financing activities
     Common stock issued upon conversion of convertible preferred stock                      $989,705
                                                                                  ====================
     Common stock issued as payment for:
          Notes payable to stockholder and employee                                           $55,000            $20,000
                                                                                                       ==================
                                                                                  ====================
          Accrued interest payable                                                                                $8,329
                                                                                  ==================== ==================
          Services                                                                            $65,100
                                                                                  ==================== ==================
          Imputed preferred stock dividend                                                   $123,106         $4,592,914
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

                As shown in the accompanying consolidated financial statements at September 30, 2001, the Company had a working capital deficiency of $3,738,328 and a stockholders' deficiency of $3,359,618, incurred a net loss of $1,077,967, for the three months ended September 30, 2001, and an accumulated deficit from losses since its inception of $54,398,433. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

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


Note 5 - Significant changes in status of litigation:
                On June 29, 2001 a lawsuit was filed against GreyStone and Richard A. Smith by Capital Solutions Fund LLC, the lender of the Company's February 2001 line of credit, in the Superior Court of the State of California, County of San Diego for breach of contract and fraud. A total of $1,050,000 (including $205,000 in loan fees) was drawn on the line of credit before the lender called the line. The line was called as a result of the March 2001 dissolution of GreyStone's exclusive distributor of the MercRacer entertainment system by the distributor's parent corporation. Both GreyStone and its CEO, Richard Smith, vehemently deny the claims and intend to vigorously defend against the suit. In August 2001 GreyStone's filed a cross complaint against Capital Solutions Fund LLC, for breach of contract and fraud. The Superior Court of the State of California for the County of San Diego set a Mandatory Settlement Conference scheduled for January 23, 2002. See Note 9, which discusses the subsequent settlement of the suit.

                Additionally, the Company has entered into settlements in five other legal actions ranging between $1,441 to $138, 380 , and include: one vendor, one previous employee, one temporary employment agent, two employee placement firms, and two public relations or advertising firms. Settlement negotiations continue with three other claimants.

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

                On May 18, 2001 the Board of Directors authorized the issuance of warrants to purchase an aggregate of 1,100,000 shares of common stock, with exercise prices ranging from $1.00 to $2.50 per share. The warrants were issued to short-term lenders of cash. On May 18, 2001 the Board also authorized the issuance of options to purchase 1,830,000 shares of common stock to employees under the 2000 Stock Option Plan at an exercise price of $0.20 per share. On September 18, 2001, the Company issued 1,130,000 of the options that had been approved by the Board of Directors on May 18, 2001. The balance of the options approved by the Board, 700,000, have not been issued through September 30, 2001.

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

Note 7   - License Agreement
                On July 16, 2001, the Company entered into a 99 year Marketing and License Agreement with Kiboga Systems, Inc., ("Kiboga") a privately-held Texas corporation engaged in the business of development and sale of technology products for law enforcement, defense and intelligence applications. The Company shall serve as marketing agent and advisor, with responsibility for securing legal and other advice in conjunction with such business opportunities, and will assume financial responsibility for all such attendant expenses.

                Under the agreement, the Company will pay Kiboga a 20% royalty, and receive the remaining 80% of the revenue generated by those applications of Kiboga's network data mining, acquisition and distribution software. The Company will be entitled to 100% of any profits generated by this activity in return for a payment by the Company of 29,614,274 shares of common stock (subsequently adjusted as described below) and $700,000 in cash. The agreement provides that the Company will issue an additional 1,000,000 to 15,000,000 common shares if the earnings contributed to the Company from the Kiboga software are between $8,572,727 and $29,572,727 over the next 24 months beginning July 16, 2001. If revenues are less than $6,000,000 through the next 12 months beginning July 16, 2001 then Kiboga will return 5,000,000 shares to the Company. In addition, the agreement provides for an anti-dilution formula, which effectively ensures that the owner of the share's percentage of ownership cannot be diluted by future transactions. The agreement anticipates changes in management and directors of the Company. The transaction was required to be approved by the shareholders, which was completed on October 8, 2001. Accordingly, this is the effective date of the transaction. On October 15, 2001, the Company issued to Kiboga 29,614,274 shares of restricted stock, and on January 12, 2002 the Company issued to Kiboga a further 1,195,705 shares of restricted stock. As of the date of this filing, the $700,000 cash payment to Kiboga has not been made. The shares issued under the agreement resulted in a change of control of the Company. Also see Note 9, Subsequent Events.

Note 8 - Series A Convertible Preferred Stock:
                On May 22, 2000, the Company completed the sale of $5,000,000 in convertible preferred stock to a group of private investors. The Company issued 5,000 shares of Series A Preferred Stock, convertible immediately at the holders' discretion, into common stock at a rate of the lower of (1) 250 shares of common stock per share of preferred stock (equivalent to an investment of $4.00 per share of common stock issued) or (2) 80% of the volume weighted average price for the previous 250,000 shares traded prior to submission by the preferred stockholder of a conversion notice to the Company. Embedded in the preferred stock is a mandatory conversion requirement effective three years after the date of issuance. The Series A investors also received warrants to purchase 1,250,000 shares of common stock at an exercise price of $5.38 per share, and registration rights on the conversion shares and the shares issuable upon the exercise of the warrants. The preferred stock provides for a cumulative dividend of 8% per year, payable in common stock or cash. After payment of a 10% commission for introducing the investors to the Company, and legal fees totaling approximately $50,000, the Company received net proceeds of approximately $4,449,000 which it used for general corporate purposes. In accordance with the Emerging Issues Task Force (EITF) Issue No 98-5, the Company recognized a beneficial conversion feature in the amount of $804,103 as a one-time non-cash preferred stock dividend. The amount represented the difference between the initial conversion price at the date of issuance of the preferred shares and the market price of the common stock at that date. In addition, the Company recorded a one time, imputed (non-cash) preferred stock dividend of $3,437,500 as a result of allocating a portion of the proceeds received to the fair value of the warrants issued, as determined by the Black-Scholes model.

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

Note 9 - Subsequent events:
                In October 2001, a majority of the holders of the voting power of the common stock of the Company, holding not less than a sixty percent majority did adopt by their written consent the approval of the Kiboga transaction announced on September 27, 2001, and did ratify and confirm the issuance of all 29,614,274 restricted shares to Kiboga under the Agreement;

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

                In January 2002, the Company issued an additional 1,195,705 restricted shares to Kiboga under the provisions of the marketing and license agreement and thereto, to bring the Agreement into compliance.

                In December 2001, a majority of the holders of the voting power of the common stock of the Company, holding not less than a two-thirds majority did adopt by their written consent the approval of the PROVO/Kiboga transactions and directed the BOD to take all actions appropriate and necessary to implement the Agreements; additionally to spin off all Company government and law enforcement operations; to relocate the Company corporate offices from San Diego, California to Dallas, Texas; and name a board who will advise the Company.

                As of the date of the original filing of this 10Q, the Company had no cash and no accounts receivable and current liabilities of almost $3,750,000. These obligations include accounts payable and accrued expenses of approximately $2,251,000, (of which approximately $595,000 are now over 90 days past due), short-term notes payable of approximately $1,518,000, including $131,000 that is due to the principal stockholder, and $1,050,000 for a line of credit that has been called. Salary and accrued vacation obligations are approximately $981,000 including $639,000 of salary that is currently overdue. A third Company officer has recently resigned. Overdue salary obligations to the remaining officers are equal to the eleven most recent (twice monthly) pay periods. Back salary is also owed to the three officers who have resigned. Additionally, many employees have not been paid for several pay periods prior to the filing of this report, and many employee and officer expense reports remain unpaid.

                As discussed in Note 5, on June 29, 2001 a lawsuit was filed against GreyStone and Richard A. Smith by Capital Solutions Fund LLC, the lender of the Company's February 2001 line of credit, in the Superior Court of the State of California, County of San Diego for breach of contract and fraud. The court set a Mandatory Settlement Conference for January 23, 2002, at which time the parties agreed and stipulated to settlement, which was recited on the record pursuant to California Code of Civil Procedure. The Company agreed to repay the sum of $1,220,000 according to a repayment schedule, which provides for payments through September 15, 2002, commencing with a $72,000 payment in February 2002. Furthermore, the parties agreed to enter into a Stipulation for Entry of Judgment. The Company has not made any payment to date and accordingly, Capital Solutions Fund LLC may make an ex parte application to the San Diego Superior Court for entry of Judgment. Upon receipt of all payments Capital Solutions shall dismiss the Action against the Company. Pursuant to the settlement entered into on the record on January 23, 2002 Capital Solutions complaint against Richard A. Smith is dismissed with prejudice, and GreyStone's cross-complaint against Capital Solutions is dismissed with prejudice.

                Greystone management, based on discussions with Kiboga, has agreed to deliver a $700,000 note receivable previously written off by the Company to settle in full the $700,000 note due to Kiboga under the agreement.

                Management of the company has verbally agreed to extend the period under which revenue targets should be met related to the 5,000,000 shares to be returned to the Company, as described in note 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenues for the three-months ended September 30, 2001 were $374,669 as compared to $655,993 for the three-months ended September 30, 2000, reflecting a decline in revenue of $281,324 or approximately 43%. The reduction was primarily the result of a narrowing in scope and early conclusion of two previously awarded delivery orders by two Navy customers. Support continues two military experimentation events, follow on tasking from current customers and additional subcontracting activities in the Government Strategic Business Unit (SBU). During the current reporting period, the Government SBU completed support to a major Joint Forces experiment and on additional delivery orders, provided engineering services work to BMH Associates and the Office of Naval Research, General Atomics Aeronautical Systems, Titan, Veridian Engineering, the Joint Strike Fighter Program Office and the San Diego Space and Naval Warfare Systems Center.

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

Marketing and sales expenses were $227,623 or 61% of revenues in the current period compared to $191,198 or 29% of revenues for the previous period, an increase of $36,425 in the current period. The increase in marketing and sales expenses was primarily the result of a greater level of bid and proposal activity in the current period. In general, marketing and sales expenses result from bid and proposal activity as well as attendance at trade shows, Company product demonstrations and in-house marketing related activities such as product brochures and marketing software development. These types of expenses vary from period to period and are highly dependent upon the extent and manner in which the company focuses its efforts regarding potential future opportunities during the reporting period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (cont'd)

Research and development expenses increased to $169,787 for the current period, compared to $148,512 for the previous period, resulting in an increase of $21,275. The increase was the result of increased development expenses for RAGE TM.

General and administrative expenses were $587,554 in the current period, compared to $946,273 for the previous period, a decrease of $358,719. The reductions were the result of the Company downsizing its operations, reducing the number of employees and curtailing expenses for public relations and outside consulting and professional services fees.

Other income (expense) of $(26,890) consisted of interest income of $146, interest expense of $(59,594), primarily for a line of credit and miscellaneous income of $32,558, which included a sale of entertainment equipment for $31,000. In the previous period, other income was $48,450 and consisted of interest income, including $1,668 of interest income from related parties' notes.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
                On June 29, 2001 a lawsuit was filed against GreyStone and Richard A. Smith by Capital Solutions Fund LLC, the lender of the Company's February 2001 line of credit, in the Superior Court of the State of California, County of San Diego for breach of contract and fraud. A total of $1,050,000 (including $205,000 in loan fees) was drawn on the line of credit before the lender called the line. The line was called as a result of the March 2001 dissolution of GreyStone's exclusive distributor of the MercRacer entertainment system by the distributor's parent corporation. Both GreyStone and its CEO, Richard Smith, vehemently deny the claims and intend to vigorously defend against the suit. In August 2001 GreyStone's filed a cross complaint against Capital Solutions Fund LLC, for breach of contract and fraud. The Superior Court of the State of California for the County of San Diego set a Mandatory Settlement Conference scheduled for January 23, 2002. The parties participated in the Settlement conference on January 23, 2002, at which time the parties agreed and stipulated to settlement, which was recited on the record pursuant to California Code of Civil Procedure. The Company agreed to repay the sum of $1,220,000 according to a repayment schedule culminating September 15, 2002. Furthermore, the parties agreed to enter into a Stipulation for Entry of Judgment. In the event that the Company fails to make any payment in the manner agreed, Capital Solutions Fund LLC may make an ex parte application to the San Diego Superior Court for entry of Judgment. Upon receipt of all payments Capital Solutions shall dismiss the Action against the Company. Pursuant to the settlement entered into on the record on January 23, 2002 Capital Solutions complaint against Richard A. Smith is dismissed with prejudice, and GreyStone's cross-complaint against Capital Solutions is dismissed with prejudice.

                Additionally, the Company has entered into settlements in five other legal actions ranging between $1,441 to $138, 380, and include: one vendor, one previous employee, one temporary employment agent, two employee placement firms, and two public relations or advertising firms. Settlement negotiations continue with three other claimants.

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



                                              GreyStone Digital Technology, Inc.

                                              /s/ Richard Smith
                                              ----------------------------------
                                              Richard Smith
                                              Chief Executive Officer
Dated: March 8, 2002