Form 10-Q
period 2001-12-31
GREYSTONE DIGITAL TECHNOLOGY INC
filed 2002-05-20
CIK 840254

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

                For the quarterly period ended December 31, 2001

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

            3954 Murphy Canyon Road, Suite 205, San Diego, CA 92123
            ---------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (972) 458-3900
                                       --------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

TITLE OF EACH CLASS                             OUTSTANDING AT March 31, 2002
-------------------                             -----------------------------

Common Stock, $.001 par value                              75,633,546
Series A Convertible Preferred Stock, $.001 par value               0

INDEX

                      GreyStone Digital Technology, Inc.
                                                                     Page No.


PART I.   FINANCIAL INFORMATION FOR GREYSTONE DIGITAL TECHNOLOGY
          AND SUBSIDIARY

 Item 1.  FINANCIAL STATEMENTS AND NOTES
          Condensed Consolidated Balance Sheets at December 31,
            2001 (unaudited) and March 31, 2001                            3

          Condensed Consolidated Statements of Operations
            (unaudited) for the three and nine months ended
            December 31, 2001 and 2000                                     4

          Condensed Consolidated Statements of Stockholders'
            Deficiency (unaudited) for the nine months ended
            December 31, 2001                                              5

          Condensed Consolidated Statements of Cash Flows
            (unaudited) for the nine months ended December 31,
            2001 and 2000                                                  6

          Notes to Condensed Consolidated Unaudited Financial Statements   8

 Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
            OF OPERATIONS                                                 16

 Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                   21

PART II.   OTHER INFORMATION                                              21

 Item 1.   LEGAL PROCEEDINGS                                              21

 Item 2.   CHANGES IN SECURITIES                                          21

 Item 3.   DEFAULTS UPON SENIOR SECURITIES                                22

 Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            22

 Item 5.   OTHER INFORMATION                                              22

 Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                               23

EXHIBIT INDEX                                                             23

PART I. FINANCIAL INFORMATION FOR GREYSTONE DIGITAL TECHNOLOGY AND SUBSIDIARY

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                         December 31,            March 31,
                                            2001                   2001
                                        (Unaudited)
                              ASSETS
Current assets:
  Cash and cash equivalents            $     1,795            $   383,970
  Accounts receivable                       70,333                306,248
  Other current assets                      15,236                  9,755
                                       -----------            -----------
Equipment, furniture and leasehold
 improvements, net                         256,444                460,094
Deposits                                    28,438                 35,687
                                       -----------            -----------

    Total assets                       $   372,246            $ 1,195,754
                                       ===========            ===========

LIABILITIES AND STOCKHOLDERS'
 DEFICIENCY
Current Liabilities:
  Accounts payable and accrued
   expenses                            $ 2,521,863            $ 2,002,332
  Notes payable and other advances due   1,373,800              1,186,767
  Advances from Kiboga                     166,821
  Notes payable to stockholder and
   employee                                257,250                186,500
  Accrued expenses related to disposal
   of discontinued commercial segment                             418,000
                                       -----------            -----------
    Total current liabilities            4,319,734              3,793,599
                                       -----------            -----------

Commitments and contingencies
 (Notes 2, 5, 7, 9, 10, 11)

Stockholders'deficiency:
  Series A Preferred stock, $.001 par
   value; $1000 liquidation
   preference value per share:
   3,000,000 shares authorized;
   2,100 and 3,731 shares issued
   and outstanding                               2                      4
  Additional paid in capital -
   Preferred stock                       2,866,612              4,295,605
  Common stock, $.001 par value;
   100,000,000 shares authorized;
   65,947,441 and 17,301,785 shares
   issued                                   65,948                 17,302
  Additional paid in capital -
   Common stock                         49,438,784             45,723,009
  Accumulated deficit                  (56,240,533)           (52,555,464)
  Treasury stock, at cost, 278,652
   shares held                             (78,301)               (78,301)
                                       -----------            -----------
    Total stockholders' deficiency      (3,947,488)            (2,597,845)
                                       -----------            -----------
    Total liabilities and stockholders'
     deficiency                        $   372,246            $ 1,195,754
                                       ===========            ===========

See Notes to Unaudited Condensed Consolidated Financial Statements


                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three months ended                       Nine months ended
                                                 December 31,                             December 31,
                                         2001                 2000                 2001                 2000
                                    -----------           -----------          -----------           -----------
Revenues                            $   171,948           $   470,985          $ 1,260,874           $ 1,667,022

Expenses:
  Cost of revenues                       57,302               432,741              860,122              1,350,657
  Marketing and sales                   101,815               311,679              520,390                757,769
  Research and development               89,294               205,201              405,762                467,466
  Write off of license agreement      1,205,810                                  1,205,810
  General and administrative            533,890               696,171            1,772,752              2,623,808
                                    -----------           -----------          -----------           ------------
    Total expenses                    1,988,111             1,645,792            4,764,836              5,199,700
                                    -----------           -----------          -----------           ------------
Loss from operations                 (1,816,163)           (1,174,807)          (3,503,962)            (3,532,678)

Other income (expense):
  Interest income                         5,000                 6,521               22,646                 82,378
  Interest expense                      (41,712)                                  (124,590)
  Miscellaneous                          59,195                                     92,363
  Reserve for notes receivable,
   including  accrued interest of
   $56,762                                                   (643,151)                                   (643,151)
  Reserve for contract receivable                            (135,000)                                   (135,000)
  Reserve for subscriptions
   receivable, including accrued
   interest of $19,445                                     (1,202,737)                                 (1,202,737)
                                    -----------           -----------          -----------           ------------

    Total other income (expense)         22,483            (1,974,367)              (9,581)            (1,898,510)
                                    -----------           -----------          -----------           ------------

Loss from continuing operations      (1,793,680)           (3,149,174)          (3,513,543)            (5,431,188)
Loss from discontinued operations
 (see Note 2)                                                (611,622)                                 (1,271,355)
                                    -----------           -----------          -----------           ------------
Net loss                             (1,793,680)           (3,760,796)          (3,513,543)            (6,702,543)
Preferred stock dividends:
  Imputed stock dividends related
   to issuance of warrants                                                                             (3,645,250)
  Imputed stock dividends for
   beneficial conversion feature                                                                         (804,103)
  Imputed cumulative stock dividends
   at 8%                                (48,420)              (92,293)            (171,526)              (235,854)
                                    -----------           -----------          ------------          ------------
Net loss applicable to common
 stock                              $(1,842,100)        $  (3,853,089)        $ (3,685,069)          $(11,387,750)
                                    ===========           ===========          ============          =============

Net loss applicable to common stock
 attributed to continuing
 operations                         $(1,842,100)          $(3,241,467)        $ (3,685,069)         $ (10,116,395)
Net loss applicable to common stock
 attributed to discontinued
 operations                                                  (611,622)                                 (1,271,355)
                                    -----------           -----------          ------------          -------------
Net loss applicable to common
 stock                              $(1,842,100)          $(3,853,089)        $ (3,685,069)         $ (11,387,750)
                                    ===========           ===========          ============          =============
Basic net loss per common share
 from continuing operations         $     (0.03)          $     (0.19)        $      (0.10)          $       (0.62)

Basic net loss per common share
 from discontinued operations                                   (0.04)                                       (0.08)
                                    -----------           -----------          ------------          -------------
Basic net loss per share            $     (0.03)          $     (0.23)        $       (0.10)         $       (0.70)
                                    ===========           ===========          ============          =============
Basic weighted average number of
 common shares outstanding           58,676,957            16,513,867            36,615,933             16,361,420
                                    ===========           ===========          ============          =============


                                 GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                              CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                      (Unaudited)

                                          Nine months ended December 31, 2001


                              Preferred Stock  Additional      Common Stock      Additional
                              ---------------              --------------------- -----------
                                               Paid-In                            Paid-In      Accumulated    Treasury
                               Shares At Par   Capital      Shares      At Par    Capital        Deficit       Stock        Total
                              ------------------------------------------------- --------------------------------------------------
Balance, April 1, 2001         3,731   $ 4   $ 4,295,605  17,301,785  $ 17,302  $ 45,723,009  $(52,555,464) $(78,301)$(2,597,845)

Common stock sold for cash,
 net of selling expense                                   7,235,000     7,235        578,665                             585,900
Common stock issued as payment
 for notes payable to
 principal stockholder                                      200,000       200         54,800                              55,000
Common stock issued as payment
 for services                                             1,373,991     1,374         77,441                              78,815
Common stock issued for
 Licensing Agreement                                     30,809,979    30,810      1,175,000                           1,205,810
Fair value of warrants issued
 for services                                                                        181,872                             181,872
Fair value of stock options
 granted to non-employees as
 compensation
Common stock granted to
 non-employees                                                                       56,503                              56,503
Imputed preferred stock
 dividend at 8%                                 171,526                                          (171,526)                    -
Preferred stock converted to
 common stock                 (1,631) (2)    (1,600,519)  9,026,686     9,027     1,591,494                                   -
Net loss                                                                                       (3,513,543)           (3,513,543)
                              ------------------------------------------------- --------------------------- -----------------------
Balance, December 31, 2001     2,100 $ 2    $ 2,866,612  65,947,441  $ 65,948  $ 49,438,784  $(56,240,533) $(78,301)$(3,947,498)
                              ================================================= =========================== =======================

See Notes to Unaudited Condensed Consolidated Financial Statements.


                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Nine months ended December 31,
                                                                                       2001                   2000
                                                                                 --------------         --------------

Operating activities:
  Net loss                                                                       $   (3,513,543)        $   (6,702,543)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Loss from discontinued operations                                                                        1,271,355
    Depreciation and amortization                                                       203,650                128,132
    Compensation expense recorded upon issuance of annual
     stock award to board of directors                                                                          45,000
    Compensation expense recorded upon issuance of warrants
     and compensatory stock options                                                     238,375                444,489
    Reserve for notes receivable, including accrued interest of $43,151                                        643,151
    Reserve for contract receivable                                                                            135,000
    Reserve for subscriptions receivable, including $19,445 accrued interest                                 1,202,737
    Miscellaneous expenses paid in stock                                                 13,715
    License expense                                                                   1,205,810
    Changes in operating assets and liabilities:
      Purchase deposit                                                                                         (45,250)
      Accounts receivable                                                               235,915                164,565
      Other assets                                                                       (2,530)                64,262
      Accounts payable and accrued expenses                                             519,531                109,385
                                                                                 --------------         --------------
        Net cash used in operating activities of continuing operations               (1,099,077)            (2,539,717)
                                                                                 --------------         --------------
        Net cash used relating to discontinued operations                              (418,000)            (1,271,355)
                                                                                 --------------         --------------
        Net cash used in operating activities                                        (1,517,077)            (3,811,072)
                                                                                 --------------         --------------
Investing activities:
  Purchase of forensic vehicle                                                                                (330,000)
  Purchase of contract receivable for forensic vehicle                                                        (135,000)
  Additions of leasehold improvements                                                                          (85,346)
  Purchases of software licenses and equipment                                                                (194,668)
      Notes receivable accrued interest                                                                        (30,934)
                                                                                 --------------         --------------
        Net cash used in investing activities                                                                 (775,948)
                                                                                 --------------         --------------
Financing activities:
  Proceeds from issuances of short term notes payable                                   483,902                112,500
  Sale of common stock                                                                  651,000
  Sale of preferred stock, net of selling expense                                                            4,449,353
                                                                                 --------------         --------------
        Net cash provided by financing activities                                     1,134,902              4,561,853
                                                                                 --------------         --------------

Net decrease in cash and cash equivalents                                              (382,175)               (25,167)
                                                                                 --------------         --------------

Cash and cash equivalents beginning of period                                           383,970                167,299
                                                                                 --------------         --------------

Cash and cash equivalents end of period                                          $        1,795         $      142,132
                                                                                 ==============         ==============


                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                                   (Unaudited)


                                                                                      Nine months ended December 31,
                                                                                      2001                   2000
                                                                                 -------------          --------------

Supplemental disclosure of cash flow data:
  Interest paid                                                                  $       53,698
                                                                                 ==============
Supplemental disclosure of noncash investing and financing activities
  Common stock issued for License Agreement                                      $    1,205,810

                                                                                 ==============
  Common stock issued upon conversion of convertible preferred stock             $    1,591,494
                                                                                 ==============
  Common stock issued as payment for:
    Notes payable to stockholder and employee                                    $       55,000         $       20,000
                                                                                 ==============         ==============
    Imputed preferred stock dividend                                             $      171,526         $    4,685,207
                                                                                 ==============         ==============

See Notes to Unaudited Condensed Consolidated Financial Statements.


                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Unaudited interim financial statements:

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and reflect any necessary adjustments. Operating results for the nine-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2001.

Note 2 - Basis of presentation and other matters:

                  The unaudited condensed consolidated financial statements include the accounts of GreyStone Digital Technology, Inc, formerly Express Capital Concepts, Inc. and GreyStone Technology, Inc. (the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

                  On April 5, 2002 Company shareholders holding not less than a two-thirds majority of the voting power approved the spin-off or sale of the Company's wholly owned subsidiary, GreyStone Technology, Inc. This subsidiary provides services to customers and has conducted all of the business operations of the Company since the Company's founding. Independent business consultants retained by the Board of Directors recommended that the Company dispose of or close this subsidiary since it appeared that it will continue to lose money and create more liabilities for the Company if it performs the work on the terms of its current backlog of government contracts. The Company is currently attempting to dispose of this subsidiary, in whole or parts, in order to recover as much value as possible to apply against repayment of the various liabilities the subsidiary has incurred. The Board of Directors considered the disposition of the existing business to be necessary if the merger of Provo into the Company, as approved above, occurred; since certain government contract work can not be performed by businesses which have sufficient foreign ownership to direct or influence the business and wind down of operations. As a result of the proposed disposition, at March 31, 2002 the Company ceased to have any revenue generating operations.

                  The Company has estimated the total loss from discontinued operations and the related marketing and research and development costs making up this loss, applicable to the three month period ended December 31, 2000, based on the total loss from discontinued operations and the related marketing and research and development costs making up this loss for the 12 month period ended March 31, 2001, and based on the proportion of total marketing and research and development cost the Company incurred in this three month period. These estimates have also applied to the aggregate loss from discontinued operations and marketing and research and development costs making up this loss for the nine month period ending December 31, 2000.

                  As shown in the accompanying condensed consolidated financial statements at December 31, 2001, the Company had a working capital deficiency of $4,232,370 and a stockholders' deficiency of $3,947,488, incurred a net loss of $3,513,543, for the nine months ended December 31, 2001, and an accumulated deficit from losses since its inception of $56,240,533. Currently the Company has no operations and all of its revenue producing activities have ceased. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 2 - Basis of presentation and other matters (continued):

                  Historically, the Company has funded deficits from its business operations primarily through sales of common stock to and borrowings from its principal stockholder and sales of common stock and convertible notes payable to private investors pursuant to private placement memorandums and exemptions from registration under the Securities Act of 1933. The Company plans to continue to operate by consummating the transaction noted in Note 7 and generate substantial revenues from such activities. However, no assurance can be made that the Company will be successful in consummating these transactions.

                  The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate that the Company will continue as a going concern and continue operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

                  If the Company is unable to consummate the transactions contemplated in Note 7 below, and complete the necessary funding to support its planned activities, it may be required to liquidate assets or take other actions necessary for the Company to continue to function, or it may be unable to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has been unable to comply with all provisions of the Marketing and Licensing Agreement described in Note 7 and Kiboga Systems, Inc., at any time, could declare the Company in default and cancel the Agreement.

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

                  Since the Company had losses applicable to common stock in the three and nine month periods ended December 31, 2001 and 2000, the assumed effects of the exercise of outstanding stock options, warrants and convertible preferred stock were anti-dilutive and, accordingly, diluted per share amounts have not been presented in the accompanying condensed consolidated unaudited statements of operations. Such options, warrants and convertible preferred stock could potentially dilute basic earnings per share in the future.

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

Note 5 - Significant changes in status of litigation:

                  On June 29, 2001 a lawsuit was filed against GreyStone and Richard A. Smith by Capital Solutions Fund LLC, the lender of the Company's February 2001 line of credit, in the Superior Court of the State of California, County of San Diego for breach of contract and fraud. A total of $1,050,000 (including $205,000 in loan fees) was drawn on the line of credit before the lender called the line. The lender called the line of credit as a result of the distributor's parent corporation's dissolution in March 2001of the exclusive distributor of the Company's MercRacer entertainment system. The Superior Court of the State of California for the County of San Diego set a Mandatory Settlement Conference for January 23, 2002. See Note 11, which discusses the subsequent settlement of the suit.

                  Additionally, the Company has entered into settlements in five other legal actions ranging between $1,441 to $138,380, and include: one vendor, one previous employee, one temporary employment agent, two employee placement firms, and two public relations or advertising firms.

Note 6 - Equity transactions:

                  From April 1, 2001 through December 31, 2001, 1,631 shares of Series A Preferred Stock were issued at a value of approximately $1,665,300 and were converted into 9,026,686 shares of common stock.

                  On May 18, 2001 the Board of Directors authorized the issuance of warrants to purchase an aggregate of 1,100,000 shares of common stock, with exercise prices ranging from $1.00 to $2.50 per share. The warrants were issued to short-term lenders of cash. On May 18, 2001 the Board also authorized the issuance of options to purchase 1,830,000 shares of common stock to employees under the 2000 Stock Option Plan at an exercise price of $0.20 per share. On September 18, 2001, the Company issued 1,130,000 of the options under the 2000 Stock Option Plan that had been approved by the Board of Directors on May 18, 2001. On December 19, 2001, the Company issued a further 700,000 options under the 2000 Stock Option. On December 19, 2001 Mr. Al Stone resigned from the board. For Mr. Stone's service on the board, the Company awarded Mr. Stone options to purchase 300,000 shares at an exercise price of $0.66 per share. Mr. Stone's options expire December 19, 2006.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 - Equity transactions (continued):

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

                  In addition, in the nine months ended December 31, 2001, 200,000 shares were issued to an officer and shareholder of the Company at $0.274 per share as consideration for the extinguishment of a note payable by the Company. On October 8, 2001 the Company issued 29,614,274 shares and on January 8, a further 1,195,705 shares in connection with a licensing agreement, as further described in Note 7.

Note 7   - License Agreement:

                  On July 16, 2001, the Company entered into an exclusive 99 year Marketing and Licensing Agreement with Kiboga Systems, Inc., ("Kiboga") a privately-held Texas corporation engaged in the business of development and sale of technology products for law enforcement, defense and intelligence applications. The Company shall serve as marketing agent and advisor and will assume financial responsibility for all attendant expenses necessary to realize value from the License Agreement.

                  Under the Agreement, the Company will pay Kiboga a 20% royalty, and receive the remaining 80% of the revenue generated by those applications of Kiboga's network data mining, acquisition and distribution software. The Company will be entitled to 100% of any profits generated by this activity in return for a payment by the Company of 29,614,274 shares of common stock (subsequently adjusted as described below) and $700,000 in cash. The agreement provides that the Company will issue an additional 1,000,000 to 15,000,000 common shares if the earnings contributed to the Company from the Kiboga software are between $8,572,727 and $29,572,727 over the next 24 months beginning July 16, 2001. If revenues are less than $6,000,000 through the next 12 months beginning July 16, 2001 then Kiboga will return 5,000,000 shares to the Company. In addition, the agreement provides for an anti-dilution formula, which effectively ensures that Kiboga's percentage of ownership cannot be diluted by future transactions. The Agreement anticipates changes in management and directors of the Company. The shareholders must approve the transaction. See subsequent events of January 12, 2002 below regarding additional shares issued under the anti-dilution formula of the Agreement. Should Kiboga be required to return the 5,000,000 common shares to the Company under the terms of the Agreement, the Company would retire these returned shares to the Treasury.

                  On October 8, 2001, a voting majority of the holders of the common stock of the Company, holding not less than a sixty percent majority did adopt and approve, by their written consent, the Kiboga transaction that was announced on September 27, 2001, and did ratify and confirm the issuance of 29,614,274 restricted shares to Kiboga under the Agreement. Accordingly, October 8, 2001 is the effective date of the transaction. On October 15, 2001, the Company issued to Kiboga 29,614,274 shares of restricted stock. Also see Note 10, Subsequent Events.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 7 - License Agreement (continued):

                  The Company has agreed with Kiboga to deliver a $700,000 note, previously written-off as full and final settlement of the $700,000 cash obligation payable to Kiboga under the Agreement. (See Note 10, Subsequent events regarding extension of revenue target to be met for reversion of shares issued for License Agreement.)

                  The Company valued the License based on the trading value of the stock at the time it was acquired. On this basis, an intangible asset was recorded totaling $1,205,810. The trading value used was the average share value received in the equity issued for cash during June and July 2001,and the value of the shares received was adjusted downward by 50% for the restrictions placed upon the shares issued for the License. See Note 6, which discusses the equity raised at that time. Subsequently, the Company has written off this asset due to the uncertainty of future revenue and profit streams that may be generated by the License Agreement. Accordingly, an expense in the amount of $1,205,810 has been recorded in the quarter ended December 31, 2001 related to this write off.

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

                  In connection with the above sale of convertible preferred stock, the Company issued warrants to purchase 75,000 shares of common stock at an exercise price of $5.38 per share to the party who introduced the Company to the Series A private placement group. As a result, the Company recorded a one-time imputed (non cash) preferred stock dividend of $207,750. The aforementioned imputed preferred stock dividends associated with issuing the stock resulted in a one-time loss applicable to common stockholders of $0.27 per share. The Company also recorded a non-cash preferred stock dividend of $171,526 for the nine-month period ended December 31, 2001 due to the 8% cumulative preferred stock dividend feature. (See Note 10, subsequent events, regarding conversion of all remaining preferred shares to common stock.)

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 9 - Related Party Transactions:

                  As discussed in Note 7, during the year the Company entered into a Licensing Agreement with Kiboga. In connection with this agreement, Kiboga loaned to the Company $166,821 during the nine months ended December 31, 2001. This amount bears no interest and is due and payable to Kiboga on demand (see Subsequent events Note 11.)

Note 10 - Other Transactions:

                  In November 2001, the Company signed a Letter of Intent by and among Kiboga Systems, Inc. and Proyecciones Y Ventas Organizadas, S.A. DE C.V., a private company incorporated in the United Mexican States, together with its affiliates (collectively PROVO), wherein, the parties expressed their intent to further enter into a series of transaction agreements (the Agreements) involving revenue, profit and equity transfers, and investment capital, and furthermore, expressed their intent to jointly develop reciprocal relationships in business developing a PROVO offering of new products and services. The Company filed FORM 8-K on November 13, 2001 announcing that, in conjunction with Kiboga Systems, Inc., it entered into merger discussions with PROVO.

                  On December 12, 2001, a voting majority of the holders of the common stock of the Company, holding not less than a two-thirds majority did adopt by their written consent the approval of the PROVO/Kiboga agreement and directed the Board of Directors to take all actions appropriate and necessary to implement the agreement; additionally to dispose of all Company government and law enforcement operations; to relocate the Company corporate offices from San Diego, California to Dallas, Texas; and name a board who will advise the Company. The shareholders nominated and voted for the addition of four new Board members as disclosed in the Company's Form 8-K report of January 18, 2002.

                  As at May 1, 2002 Provo is awaiting the conclusion of the PROVO/Kiboga transactions cited below and the satisfactory completion of all Company actions necessary to implement the Agreements before PROVO concludes the transaction contemplated in the Letter of Intent that the Company signed in November. Although the discussions continue with PROVO about the mutual business relationships and possible merger, no assurances can be made that the transactions will be consummated.

                  The Board of Directors of the Company resolved to adopt these actions on December 20, 2001. The proposed new Board members will not join the Board until the Company has consummated the transaction described in Note 7 and achieved conditions acceptable to the individual nominees.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 11 - Subsequent events:

                  As of May 1, 2002 all officers and directors of the Company have resigned excepting one vice president and one director who have been serving and currently serve the Company without compensation.

                  As discussed in Note 5, on June 29, 2001 a lawsuit was filed against GreyStone and Richard A. Smith by Capital Solutions Fund LLC, the lender of the Company's February 2001 line of credit, in the Superior Court of the State of California, County of San Diego for breach of contract and fraud. The court set a Mandatory Settlement Conference for January 23, 2002, at which time the parties agreed and stipulated to settlement, which was recited on the record pursuant to California Code of Civil Procedure. The Company agreed to repay the sum of $1,220,000 according to a repayment schedule, which provides for payments through September 15, 2002, commencing with a $72,000 payment in February 2002. Furthermore, the parties agreed to enter into a Stipulation for Entry of Judgment. The Company has not made any payment to date and accordingly, Capital Solutions Fund LLC may make an ex parte application to the San Diego Superior Court for Entry of Judgment. Upon receipt of all payments Capital Solutions shall dismiss the Action against the Company. Pursuant to the settlement entered into on the record on January 23, 2002 Capital Solutions complaint against Richard A. Smith is dismissed with prejudice, and GreyStone's cross-complaint against Capital Solutions is dismissed with prejudice. As of March 31, 2002 the Company has been unable to make payment in the manner agreed. Capital Solutions has taken no further actions to date.

                  In the event that revenue targets are not met, the Company may require the return of 5,000,000 common shares previously issued to Kiboga under the Agreement. Management of the Company has agreed to extend the period during which revenue targets should be met under the Kiboga License Agreement, and Kiboga, in return, has agreed to accept a note receivable due the Company in the amount of $700,000 in lieu of the $700,000 cash payment due Kiboga under the License Agreement.. (See
                  Note 7)

                  On January 12, 2002, the Company issued an additional 1,195,705 restricted shares to Kiboga under the anti-dilution provisions of the Marketing and Licensing Agreement. Under the anti-dilution provisions of the Agreement the Company may need to issue additional shares to Kiboga to remain in compliance with the terms of the Agreement.

                  The Company has been unable to comply with all provisions of the Marketing and Licensing Agreement and Kiboga, at any time, could declare the Company in default and cancel the Agreement. Specifically, the Company has not directed its efforts to developing and marketing the Kiboga product, as envisaged in the Agreement.

                  The Company accepted the resignation of Mr. Richard A. Smith as President, CEO and Chairman of the Board effective March 25, 2002. Upon his resignation the Company issued a warrant to Mr. Smith for his past services in lieu of his vested options to purchase 750,000 shares that the Company had awarded to Mr. Smith during 1997. The warrant issued to Mr. Smith awards him the right to purchase 750,000 shares of common stock at $1.00 per share and expires March 25, 2005.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 11 - Subsequent events (continued):

                  Subsequent to December 31, 2001, all remaining shares of Series A Preferred Stock issued with a recorded value of approximately $2,100,000 were converted into 8,308,287 shares of common stock.

                  Subsequent to December 31, 2001, Kiboga has made additional loans to the Company in the amount of $127,922. As at May 15, 2002 $ 341,901 of the Kiboga loans remain due and outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

Revenues for the three-months ended December 31, 2001 were $171,948 as compared to $470,985 for the three-months ended December 31, 2000, reflecting a decline in revenue of $299,037 or approximately 63%. The reduction was primarily the result of a narrowing in scope and early conclusion of two previously awarded delivery orders by two Navy customers. During the current reporting period, the Government SBU completed support to a major Joint Forces experiment and on additional delivery orders, provided engineering services work to BMH Associates and the Office of Naval Research, General Atomics Aeronautical Systems, Titan, Veridian Engineering, the Joint Strike Fighter Program Office and the San Diego Space and Naval Warfare Systems Center.

Cost of revenues decreased to $57,302 during the current three-month period, as compared to $432,741 for the same three-month period in the previous year. As a percentage of revenues, costs of revenues were approximately 33% in the current period, compared to 91% in the previous period. Cost of revenues decreased in the current period due to a decline in contractual work as a result of the loss of two major programs, an increase in purchased engineering services, an increase in the Government SBU overhead rate and fringe rate, from the rates in the prior period. The Government SBU overhead rate increase was the result of a greater level of support of Government SBU overhead activities during the current three-month period, as well as a decline in the direct charging work during the current quarter. The fringe rate applied to the cost of revenues for the current three-month period was greater than the fringe rate for the previous period due to an overall reduction in company personnel in the current period, while medical claims did not vary significantly.

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

Marketing and sales expenses were $101,815 or 59% of revenues in the current period compared to $311,679 or 66% of revenues for the previous period, a decrease of $209,864 in the current period. The decrease in marketing and sales expenses was primarily the result of a lower level of bid and proposal activity in the current period. In general, marketing and sales expenses result from bid and proposal activity as well as attendance at trade shows, Company product demonstrations and in-house marketing related activities such as product brochures and marketing software development. These types of expenses vary from period to period and are highly dependent upon the extent and manner in which the company focuses its efforts regarding potential future opportunities during the reporting period.

Research and development expenses decreased to $89,294 for the current period, compared to $205,201 for the previous period, a decrease of $115,907. The decrease was the result of reduced development expenses for RAGE(TM).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000 (continued)

General and administrative expenses were $533,890 in the current period, compared to $696,171 for the previous period, a decrease of $162,281. The reductions were the result of the Company downsizing its operations, reducing the number of employees and curtailing expenses for public relations and outside consulting and professional services.

Other income of $22,483 consisted of interest income of $5,000, interest expense of $41,712, primarily for a line of credit, and miscellaneous income of $59,195, which included a sale of entertainment equipment for $31,000. In the previous period, other income (expense) consisted of interest income of $6,521, and the write down of various notes, receivables and subscriptions related to the company's RAGE products.

Effective on October 8, 2001, pursuant to an agreement entered into on July 16, 2001, the Company issued 29,614,274 common shares to Kiboga Systems, Inc. in connection with a Marketing and Licensing Agreement. Under the agreement, the Company acquired the rights to certain software developed by Kiboga for which they will pay a 20% royalty. In addition to the shares issued, above, the Company agreed to pay $700,000 in cash and to issue additional shares of common stock, as necessary, in order to preserve Kiboga's shareholding percentage in the Company. If revenues from the Kiboga software reach certain prescribed targets, up to 15,000,000 additional shares may be issued to Kiboga. If revenues fail to reach certain minimum targets, 5,000,000 shares of common stock issued to Kiboga shall be returned to the Company. This agreement has resulted in a change in control of the Company and anticipates changes in management and directors in the Company.

The Company valued the license based on the trading value of stock at the time it was acquired. On this basis, an intangible asset was recorded totaling $1,205,810. Subsequently, the Company has written off this asset due to uncertainty of future revenue and profit streams that may be generated by the license agreement. Accordingly, an expense in the amount of $1,205,810 has been recorded in the quarter ended December 31, 2001 relating to this write off.

The loss from continuing operations was $1,793,680 for the current period compared with $3,149,174 for the previous period. The loss from operations declined by $1,355,494 in the current period, while other losses declined by $611,622. The net loss of $1,793,680 decreased by $1,967,116 from the $3,760,796 net loss reported in the previous reporting period. The write off of the license contributed $1,205,810 to the net loss incurred during the quarter. In summary, during the current period, revenues were down by $299,037 during the current period, while the loss from continuing operations decreased by $1,355,494.

The Company recorded a non-cash preferred stock dividend of $48,420 for the three month period ended December 31, 2001, as compared to $92,293 for the three month period ended December 31, 2000, for the 8% preferred stock dividend feature provided for in the Series A Convertible Preferred Stock.

The net loss applicable to common stock was $1,842,100 for the current period. This compares to $3,853,089 in the previous period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000

Revenues for the nine-months ended December 31, 2001 were $1,260,874 as compared to $1,667,022 for the nine-months ended December 31, 2000, reflecting a decrease in revenue of $406,148 or approximately 24%. The reduction was primarily the result of a narrowing in scope and early conclusion of two previously awarded delivery orders by two Navy customers, during the second quarter of the year. The company anticipates that the decline in quarterly revenue will continue into the next quarter.

Cost of revenues decreased to $860,122 during the current nine-month period, as compared to $1,350,657 for the same nine-month period in the previous year. As a percentage of revenues, costs of revenues were approximately 68% in the current period, compared to 81% in the previous period. For the three-months ended June 30, 2001, the cost of revenue to sales percentage was approximately 51%, while the corresponding period a year earlier was 78%, and for the three-month period ended September 30, 2001; the cost of revenue to sales percentage was approximately 118%, compared to 75% for the same three-month period in 2000. However, the three-month period ended December 31, 2001 cost of revenues was 33%, compared to a 91% cost of revenues for the corresponding period in 2000. Because of the decline in the current business base and other reasons cited in the management discussion and analysis of financial condition and results of operations for the three months ended December 31, 2001, this trend is likely to continue into at least the next quarter and perhaps longer.

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

Marketing and sales expenses were $520,390 or 41% of revenues in the current period compared to $757,769 or 45% of revenues for the previous period, a decrease of $237,379 in the current period. The decrease in marketing and sales expenses was primarily the result of a lower level of bid and proposal activity in the current period. In general, marketing and sales expenses result from bid and proposal activity as well as attendance at trade shows, company product demonstrations and in-house marketing related activities such as product brochures and marketing software development. These types of expenses vary from period to period and are highly dependent upon the extent and manner in which the company focuses its efforts regarding potential future opportunities during the reporting period.

Research and development expenses decreased to $405,762 for the current period, compared to $467,466 for the previous period, a decrease of $61,704. The decrease was the result of reduced development expenses for RAGE TM.

General and administrative expenses were $1,772,752 in the current period, compared to $2,623,808 for the previous period, a decrease of $851,056. The decrease was the result of the company downsizing its operations, reducing the number of employees and curtailing expenses for public relations and outside consulting and professional services fees.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000 (continued)

Effective on October 8, 2001, pursuant to an agreement entered into on July 16, 2001, the Company issued 29,614,274 common shares to Kiboga Systems, Inc. in connection with a Marketing and Licensing Agreement. Under the agreement, the Company acquired the rights to certain software developed by Kiboga for which they will pay a 20% royalty. In addition to the shares issued, above, the Company agreed to pay $700,000 in cash and to issue additional shares of common stock, as necessary, in order to preserve Kiboga's shareholding percentage in the Company. If revenues from the Kiboga software reach certain prescribed targets, up to 15,000,000 additional shares may be issued to Kiboga. If revenues fail to reach certain minimum targets, 5,000,000 shares of common stock issued to Kiboga shall be returned to the Company. This agreement has resulted in a change in control of the Company and anticipates changes in management and directors in the Company.

The Company valued the license based on the trading value of stock at the time it was acquired. On this basis, an intangible asset was recorded totaling $1,205,810. Subsequently, the Company has written off this asset due to uncertainty of future revenue and profit streams that may be generated by the license agreement. Accordingly, an expense in the amount of $1,205,810 has been recorded in the nine month period ended December 31, 2001 relating to this write off.

Other expense of $9,581 consisted of interest income of $22,646, interest expense of $124,590, primarily for a line of credit and miscellaneous income of $92,363, which included a sale of entertainment equipment for $31,000 during the previous period.

The loss from continuing operations was $3,513,543 for the current period compared with $5,431,188 for the previous period. The loss from continuing operations declined by $1,917,645 in the current period, while other expense declined by $1,888,929. The loss from discontinued operations for the current period was $0, as compared to $1,271,355 for the previous period.

The net loss of $3,513,543 decreased by $3,189,000 from the $6,702,543 net loss reported in the previous reporting period. The write off expense related to the Kiboga License contributed $1,205,810 to the net loss incurred during the current period. In summary, during the current period, revenues were down by $406,148 during the current period, while the loss from continuing operations declined by $1,917,645.

The Company recorded a non-cash preferred stock dividend of $171,526 for the nine-month period ended December 31, 2001, as compared to $235,854 for the nine-month period ended December 31, 2000, for the 8% preferred stock dividend feature provided for in the Series A Convertible Preferred Stock.

The net loss applicable to common stock was $3,685,069 for the current period. This compares to $11,387,750 in the previous period. During the previous period, the company recorded imputed stock dividends of $3,645,250 related to the issuance of warrants in connection with the sale of preferred stock and $804,103 for the beneficial conversion feature associated with the preferred stock issued in May 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31,2001 AND 2000 (continued)

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities of continuing operations for the nine-months ended December 31, 2001 was $1,099,077 whereas cash used for operating activities of continuing operations in the nine-months ended December 31, 2000 was $2,539,717. The net loss for the current nine-month period was $3,513,543, a decrease of $3,189,000 from the previous reporting period net loss amount of $6,702,543. Non-cash expenses for depreciation and compensation expense in the current period were $442,025 as compared to $617,621 in the previous reporting period, a decrease of $175,596. Other non cash items during the current nine-month period was $1,205,810 for the write off of the Kiboga license. Additionally, during the current nine-month reporting period, other assets increased by $2,530, accounts receivable decreased by $235,915, accounts payable and accrued expenses increased by $519,531 and miscellaneous expenses paid in stock were $13,715. The net cash used relating to discontinued operations was $418,000 compared to $1,271,355 in the previous reporting period. The net cash used in operating activities was $1,517,077 in the current period, as compared to $3,811,072 in the previous reporting period.

There was no cash used in investing activities during the current nine-month reporting period. In the previous reporting period, net cash used for investing activities was $775,948. Previous period investing activities included purchases of software licenses and equipment of $194,668, additions to leasehold improvements of $85,346 and the June 2000 purchase of finished goods inventory in the amount of $330,000 from a target company which GreyStone entered into a letter of intent to acquire. Additionally, in June 2000 the Company gave the target Company $135,000 for the right to receive future payments on invoices to be generated by the target company upon the completion of work in progress. GreyStone has solicited the help of an agent to assist in the sale of the finished goods inventory. Due to the uncertainty of collection on the contract receivable and the sale of the finished goods inventory, reserves of $135,000 and $330,000 have previously been established for the contract receivable and finished goods inventory.

Net cash provided by financing activities was $1,134,902 in the current period, as compared to $4,561,853 for the previous period. Of the $1,134,902 of net cash provided in the current period, $483,902 was from issuances of short-term notes payable and $651,000 was provided by the sale of common stock from a private placement. The $4,561,853 of the cash provided for financing activities in the previous period was the net result of the sale on May 22, 2000 of $5,000,000 in convertible preferred stock to a group of private investors net of a 10% commission and legal fees. The Company used the net proceeds for product development and general corporate purposes.

At December 31, 2001, the Company had $1,795 of cash, as compared to $383,970 for the fiscal year ended March 31, 2001. The Company currently has minimal cash to continue operations and to repay its outstanding obligations. The Company is currently entirely dependent on advances from Kiboga Systems, and other sources, to continue its operating activities. As of the filing of this report, the Company has essentially discontinued all of its operating activities. The Company's ability to execute under the Kiboga transaction and the Provo transaction discussed in Note 10 is dependent on funding from the entities involved in these transactions or other sources. The Company currently has no committed funding amounts and there is no assurance that any funding will be received.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000 (continued)

STRATEGIC BUSINESS ACQUISITIONS AND JOINT VENTURES
On or about October 15, 2001 the Company ratified the Agreement with KIBOGA Systems, Inc., ("Kiboga") a Texas Corporation, whereby GreyStone issued shares of its common under the terms of a Marketing and License Agreement. (See Note 7 to the financial statements.)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

                  On June 29, 2001 Capital Solutions Fund LLC, the lender of the Company's February 2001 line of credit, filed a lawsuit against GreyStone and Richard A. Smith for breach of contract and fraud. The Company had drawn a total of $1,050,000 on the line of credit. In August 2001 GreyStone filed a cross complaint against Capital Solutions Fund LLC for breach of contract and fraud. The parties reached a Settlement on January 23, 2002 wherein the Company agreed to repay the sum of $1,220,000 according to a repayment schedule culminating September 15, 2002. Upon receipt of all payments Capital Solutions shall dismiss the Action against the Company. Pursuant to the settlement GreyStone's cross-complaint against Capital Solutions is dismissed with prejudice. As of March 31, 2002 the Company has not made payment in the manner agreed. Capital Solutions has taken no further actions to date.

 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                  From April 1, 2001 through December 31, 2001, 1,631 shares of Series A Preferred Stock were issued at a value of approximately $1,665,300 were converted into 9,026,686 shares of common stock. Proceeds were used for general corporate purposes.

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

                  In addition, 200,000 shares were issued to an officer and shareholder of the Company at $0.274 per share as consideration for the extinguishment of a note payable by the Company.

                  On October 15, 2001, the Company issued to Kiboga 29,614,274 shares of restricted stock to be applied toward the Marketing and Licensing Agreement.

                  On January 12, 2002, the Company issued an additional 1,195,705 restricted shares to Kiboga under the anti-dilution provisions of the Marketing and Licensing Agreement.

                  Subsequent to December 31, 2001, all remaining shares of Series A Preferred Stock issued at a value of approximately $2,100,000 were converted into 8,308,287 shares of common stock.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  As discussed in Note 5, on June 29, 2001 a lawsuit was filed against GreyStone and Richard A. Smith by Capital Solutions Fund LLC, the lender of the Company's February 2001 line of credit, in the Superior Court of the State of California, County of San Diego for breach of contract and fraud. See Item 1 above.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  On October 8, 2001, a voting majority of the holders of the common stock of the Company, holding not less than a sixty percent majority did adopt and approve, by their written consent, the Kiboga transaction that was announced on September 27, 2001, and did ratify and confirm the issuance of 29,614,274 restricted shares to Kiboga under the Agreement. Accordingly, October 8, 2001 is the effective date of the transaction. On October 15, 2001, the Company issued to Kiboga 29,614,274 shares of restricted stock. Also see Note 10, Subsequent Events.

                  On December 12, 2001, a voting majority of the holders of the common stock of the Company, holding not less than a two-thirds majority did adopt by their written consent the approval of the PROVO/Kiboga agreement and directed the Board of Directors to take all actions appropriate and necessary to implement the agreement; additionally to dispose of all Company government and law enforcement operations; to relocate the Company corporate offices from San Diego, California to Dallas, Texas; and name a board who will advise the Company. The shareholders nominated and voted for the addition of four new Board members as disclosed in the Company's Form 8-K report of January 18, 2002.

                  On April 5, 2002 Company shareholders holding not less than a two-thirds majority of the voting power approved the spin-off or sale of the Company's wholly owned subsidiary, GreyStone Technology, Inc.


ITEM 5.  OTHER INFORMATION

                  The Company has been unable to comply with all provisions of the Marketing and Leasing Agreement and Kiboga, at any time, could declare the Company in default and cancel the Agreement. Specifically, the Company has not directed its efforts to developing and marketing the Kiboga product, as envisaged in the Agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

NONE

(b)        Reports on Form 8-K

           During the three months ended December 31, 2001, the Company filed one report on FORM 8K dated November 13, 2001 and in that filing reported that the company had entered into an Agreement with KIBOGA Systems, Inc., ("Kiboga") a Texas Corporation, whereby GreyStone will issue shares of its common stock and will be issuing additional shares owing to the antidilution provision in that Agreement. The two exhibits attached included the Lease Agreement with Kiboga and the press release concerning the event.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      GreyStone Digital Technology, Inc.

                                      /s/ Jon M. Reynolds
                                      ----------------------------------
                                      Jon M. Reynolds
                                      Director

Dated:   May 17, 2002