Form 10KSB
period 2002-03-31
GREYSTONE DIGITAL TECHNOLOGY INC
filed 2002-08-06
CIK 840254

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-KSB

                       FOR ANNUAL AND TRANSITIONAL REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------
            (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

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

       15303 North Dallas Parkway, Suite 1150, Addison, Texas 75001
      (Address of Principal Executive Offices)                (Zip Code)

                                 (972) 458-3900
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None.

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of August 2, 2002, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $13,127,607 based on the closing price of the Company's Common Stock on the Nasdaq OTC Bulletin Board on August 2, 2002 of $0.27 per share.

     As of August 2, 2002, 75,478,325 shares of registrant's Common Stock, $0.001 par value, and 0.0 shares of registrant's Preferred Stock, $0.001 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

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

Item 1. Business

Overview

     GreyStone has operated as a software development and systems integration company since we commenced business in San Diego, California in 1989. From our founding we concentrated on development of real-time, interactive, and networked three-dimensional (3-D) visual and aural software needed to create and render simulated "virtual" environments. We offered different applications of our software along with supporting engineering services to customers in government and commercial markets. As a development company over these years we continued to create new applications but have not been able to make our business grow sufficiently from sales of our applications and supporting services to generate self-sustaining positive cash flow from operations and have experienced continued financial loses.

     Early in this fiscal year we concluded that our existing operations would continue to require further investments of cash that we could not reasonably expect to give any return or build value for the stockholders. Consequently we initiated a program to transform and direct GreyStone into an entirely different business. Accordingly we took steps to exit and close down our existing operations and then use our status as a public company to acquire businesses that appear to have better prospects for growth and near term generation of positive cash flow. Since June 2001 we have proceeded to take actions and enter into certain agreements with two entities that appear to have the better prospects that we seek. These actions and proceedings are summarized as follows:

..    In July 2001 we entered into a long-term lease agreement with Kiboga
     Systems Inc., a private Texas based company founded in February 2001 engaged in the business of the development and sale of technology software products with applications to law enforcement, defense, and intelligence. Under that lease agreement we gained the right to receive 80% of the revenues generated by applications of Kiboga's real-time data gathering and integration software used by law enforcement and intelligence agencies. However, since that time we have not performed all the requirements of the Agreement as we have not been able to pay the $700,000 cash required by the terms nor have we the present ability to market Kiboga's software as also required. Consequently, we are currently in default of the Lease Agreement. There can be no assurance that we will be successful in overcoming our default or receive a waiver of our performance from Kiboga.

..    In November 2001 together with Kiboga we entered into a letter of intent to merge ( the "Merger") with Provo, a privately held Mexican company that is the largest distributor of Ladatel phone calling cards in Mexico. Provo represented to us that it had earned revenues of US$160 million for the twelve months ending October 31, 2001. The merger with us would give Provo access to Kiboga's smart card technology and enable Provo to enter the North American market with banking and international monetary transfer products and other applications.

..    In December 2001 our stockholders held a meeting where they adopted resolutions to ratify, confirm, and approve the Merger with Provo and the disposition of our existing government business.

..    In March 2002 our chairman and chief executive resigned after all other remaining directors had resigned excepting one outside director who stayed on and by a resolution of a majority of shareholders adopted at a meeting of stockholders held in April 2002 has acted as our chairman and chief executive.

..    In May 2002 and subsequent to this fiscal year ending March 31, 2002 we closed all operations in San Diego and ceased offering any of the software products and supporting engineering services that we had provided to our customers throughout our existence.

..    On June 25, 2002 we entered into a stock purchase agreement (the "Purchase
     Agreement") to acquire all of the stock of Provo for shares of GreyStone. This purchase will transfer to the sellers of all of the Provo stock no less than 40% of GreyStone's shares on a fully diluted basis. At the same time we entered into negotiations to merge Kiboga into a new wholly owned subsidiary of GreyStone to be formed to complete the Merger.

..    On July 18, 2002 the Purchase Agreement of June 25 was amended to provide for and confirm certain additional matters set forth in the Purchase Agreement. Essentially, the amendment dropped all revenues to Kiboga being merged into GreyStone and deleted the requirement that we pay certain cash to Provo. We have not performed all conditions precedent required to close the amended Purchase Agreement with Provo including the filing of this 10KSB. We believe that we will be able to complete the closing of the amended Purchase Agreement with Provo, however, there can be no assurance that we will be able to do so. We currently have no other merger candidates other than Provo. Should the amended Purchase Agreement not be performed and the acquisition of Provo be abandoned then there is no assurance we will be successful in locating another merger or acquisition candidate.

     As of June 30, 2002 GreyStone has received no operating revenues nor incurred any operating expenses as a consequence of the agreements set forth above. Since November 2001 Kiboga has loaned funds to GreyStone from time to time to help GreyStone fund certain administrative, legal and professional expenses necessary for effecting the contemplated merger of Provo and Kiboga into GreyStone. As at June 30, 2002 Kiboga held a total $434,398 of notes issued by GreyStone for such loans.

History of Operations

     We commenced business in 1989 as GreyStone Technology, Inc., a private company based in San Diego, California, with the mission of providing the United States military and its contractors with software and engineering services for applications to be used in highly advanced military hardware (fighting aircraft, missiles, ships, and vehicles) and training simulators.

     In 1994, we initiated a long-term program to develop multi-player (collaborative) real-time, interactive, and networked 3-D entertainment content ("Titles") to run on high-end 3-D multimedia home-based personal computers ("PCs") and new PC-based open architecture arcade amusement machines ("OA3Ms") utilizing the technology and techniques we had developed in servicing our defense clients. During 1998 we developed our first PC-based entertainment game Title, XS-G(TM), to sell to the OA3M entertainment market. During 1999 we developed a motion-based platform to support PC-based ride entertainment and initiated its commercial launch in the fall of 2000. We stopped all marketing of the ride platform in March 2001.

     In December 1999 we became a publicly traded company by merging with a company that had no previous operations and traded on the Over-the-Counter Bulletin Board. GreyStone Technology, Inc. exists today as a wholly owned subsidiary of GreyStone Digital Technology, Inc. (formerly Express Capital Concepts, Inc.).

     After our decision in 1994, we followed a strategy whereby we invested our capital and human resources to apply the Company's technology and experience gained working in the defense business to the commercial entertainment business. However, during the fiscal year ended March 31, 2001 the expense of development, our continued financial losses and difficulties in the video game market forced us to reconsider our strategy and in April 2001 we decided to cease all entertainment operations and focus our attention solely on information technology software and engineering services for defense and government. We expected that we could achieve positive cash flow from our defense and government operations. After several months we realized that our margins and volume achieved on this type of business was too small to generate self-sustaining cash flow within an acceptable period of time. To strengthen the company early in June 2001 we initiated an effort to use our status as a public company to acquire or merge with a business that had greater potential to produce positive cash flow with better prospects for growth.

Our Current Markets, Products, and Services

     Until such time as the merger contemplated under the Purchase Agreement as amended set forth above is concluded and the Lease Agreement is performed we will have no active operations products or services. If the contemplated merger is concluded as planned and we are able to cure our default under the terms of the Lease Agreement we will operate two different businesses under GreyStone. We will market phone cards and smart cards throughout Mexico and the United States and we will market Kiboga's proprietary real-time data gathering and data integrating software products called DILE and COMPILE to law enforcement and intelligence agencies in the United States and around the world. However, there can be no assurance that we will be capable of completing the merger or curing our default under the terms of the Lease Agreement.

Competition

     Many competitors participate in the markets for phone cards and for gathering and integrating data for clients. The Company expects that larger companies having greater financial resources will present vigorous competition with our products and services.

Employees

     GreyStone had seven full-time employees as of March 31, 2002. As of June 30, 2002, GreyStone had no full time employees and all its officers and directors other than our new chairman has resigned.

Factors Which May Affect Future Performance

     Risks Related to GreyStone's Operations and Business

GreyStone will only have a future source of revenues if the Purchase Agreement with Provo and Kiboga is concluded and closed successfully.

     GreyStone ceased all operations in May 2002 and is working to conclude and close all necessary agreements, including the Purchase Agreement, as amended, with Provo and its Lease Agreement with Kiboga. Currently, we have not performed all conditions precedent to close the Purchase Agreement, as amended and we are in default of our performance required under the terms of the Lease Agreement with Kiboga. There is no assurance that all necessary agreements will be closed successfully and GreyStone's prospects for generating future revenues depend entirely upon the successful closing of the agreements.

     We are currently insolvent and subject to a going concern opinion from our auditors.

     We currently have no material assets and debt in excess of $5.6 million dollars. Any of our unsecured creditors could file an involuntary bankruptcy petition against us and force us into bankruptcy. Should we be unable to complete our stock purchase with Provo or secure significant capital we would be unable to overcome any such bankruptcy petition and it is likely we would be dissolved.

GreyStone needs capital now and will need additional capital in the future, which may not be available on acceptable terms.

     To finance its business plan and negative cash flow GreyStone has continually obtained debt and equity financing on a private basis. Cash deficiencies in the past and at the time of this report have required GreyStone to defer payment of its obligations and impeded its operations and development.

     Historically, the company has funded its operations primarily through private sales of common and preferred stock, and borrowings. The stock sales have been made pursuant to private placements and exemptions from registration under the Securities Act of 1933. The Company raised approximately $700,000; $6,000,000; $5,000,000 and $3,577,000 during its business years ended March 31, 2002, 2001,2000 and 1999, respectively. The funds raised in the fiscal year ended March 31, 2002 was primarily from the sale of common stock ($640,000), and short term borrowings from the company's principal stockholders and officers.

     On March 31, 2002, GreyStone's total current assets were $1,649 and current liabilities were $5,641,734, which resulted in a working capital deficiency of $5,640,085.

     There is no assurance that GreyStone's results from operations, should it conclude the intended transactions with Provo and Kiboga, will improve GreyStone's financial condition.

     If GreyStone does not close upon the Purchase Agreement successfully, or if there are any significant delays in obtaining sufficient capital, then GreyStone risks not having cash or other resources to continue to seek alternatives to use its standing as a public traded company. Without a source of future revenues, or the ability to raise additional capital, GreyStone could be compelled to cease to function. If this were to happen, GreyStone stockholders would lose all of their investment.

Stockholders may experience substantial dilution.

     If we are successful in completing our pending merger with Provo or should we merge with another entity then the current stockholders will experience substantial dilution in their ownership.

We are currently in litigation and may be subject to additional litigation in the future.

     As disclosed in the Legal Proceedings item to this 10KSB, we have been sued by a number of past vendors and former employees. We may be the target of future litigation of which we are currently unaware. Our current litigation, plus any future claims, with or without merit, may result in substantial costs and divert management's attention and resources, which may harm our reputation, business prospects and financial condition, all of which may have a substantial effect on our ability to pursue various strategic alternatives as well as have adverse effect on our stock price. We may not be able to pay the expenses or liabilities that may arise out of any possible legal claims and judgments currently rendered against us. We cannot predict the outcome of any potential legal claims.

GreyStone may experience delays in product introductions or defects in software code which could adversely affect our business and results of operations.

     Should GreyStone conclude the transaction with Provo and Kiboga we could experience delays in any new product introductions. New products could contain undetected or unresolved errors in the software code base when they are first introduced or when newer versions of the earlier products are released. Despite extensive testing, GreyStone may not detect all software errors in its new products and product upgrades. Delays in product introductions and undetected errors in software could result in an inability of GreyStone products to gain market acceptance. GreyStone's inability to resolve these issues could have a negative effect on business and operations.

The markets for our products in the event our transactions with Provo and Kiboga are completed are intensely competitive and GreyStone may not be able to compete successfully.

     The business contemplated by us, if we successfully complete our transactions with Provo and Kiboga, involves the marketing of phone and smart cards as well as certain data gathering and integrating software for which there are numerous competitors. Some of our competitors will have greater financial and marketing resources than we have and our ability to compete against such resources will be limited. If we can not be competitive, we will not be able to obtain sufficient revenues to cover our expenses and our business will fail resulting in our stockholders losing part or all of their investment in our company.

  Risks Relating to Security Markets

There has been a limited public market for GreyStone stock and the stock price is likely to be highly volatile.

GreyStone's common stock was delisted from NASDAQ Small Cap Market on June 21, 2001 for failing to meet the requirements of the exchange and now is quoted on the OTC-BB. Its total average daily trading volume during the 20 day trading period preceding June 30, 2002 was 521,885 shares with an average daily total quoted trading value of $184,844 (based on the daily last sale price). There can be no assurance that the trading volume or price for GreyStone common stock will increase in the near future. During this fiscal year and currently we have not been able to provide timely 10Q and 10K reports to the SEC and have traded as a delinquent security with an "E" designation on the OTC-BB for three periods including the present reporting period. There can be no assurance that we can avoid delinquent reporting in the future.

     In addition, our common stock is subject to penny stock regulations which could cause fewer brokers and market makers to execute trades in our common stock. This is likely to hamper our common stock trading with insufficient volume to provide liquidity and could cause our stock prices to go down. The penny stock regulations require that broker dealers who recommend penny stock to unaccredited persons make a special suitability determination of the purchaser, provide risk disclosure documents and obtain a signed and dated acknowledgement from the purchaser that they have received the required disclosures. These requirements have historically resulted in reducing the level of trading activity in securities that are subject to the penny stock rules. Holders of our common stock may find it difficult to sell their shares of common stock, which is expected to have an adverse effect on the market price of the common stock.

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

     - more shares of GreyStone stock being available for sale after the issuance of shares underlying options and warrants;

     -    general market and economic conditions; and

     - other factors, such as the exercise of warrants, options, or sale of new common or preferred shares.

Because at least 40% of the outstanding stock of GreyStone will be beneficially owned by directors and officers as a group if the Purchase Agreement as amended is successfully closed, other investors will have limited influence over management decisions.

     As of June 24, 2002, directors and executive officers of GreyStone, as a group, beneficially owned none of the outstanding stock of GreyStone. However the agreements that enable GreyStone to acquire and control Provo and Kiboga will result in a minimum of 40% of the outstanding stock becoming beneficially owned by new directors and officers as a group. The voting power of these stockholders can delay a change in control of GreyStone.

GreyStone's board of directors will have broad discretion in issuing preferred stock, which may have an adverse effect on the rights of the holders of common stock.

     The board of directors of GreyStone is authorized to issue 3,000,000 shares of preferred stock without any vote or action by the stockholders of GreyStone. The board of directors has the authority to issue preferred stock in one or more series and to fix the rights, preferences, and restrictions thereof, including:

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

     If our security holders sell publicly a substantial number of shares they own or may acquire upon exercise of outstanding options and warrants, then the market price of our common stock may decline. Public perception that those sales will occur may also exert downward pressure on our common stock. A decline in the price of our common stock may also impair our ability to raise capital through the sale of equity securities.

Item 2. Properties

     GreyStone leases approximately 4,400 feet of office space at 3954 Murphy Canyon Road, Suite D205, San Diego, CA 92123 which it no longer occupies. The lease expires on March 31, 2003. Our principle office is located at 15303 North Dallas Parkway, Suite 1150, Addison, Texas 75001. At this time we are not paying rent nor do we have a lease for the premises but are utilizing space owned by Kiboga. No other tenants have assumed our lease in San Diego as of the date of this filing.

Item 3. Legal Proceedings

Pending Litigation

     As of July 1, 2002 seven former employees claim that the Company owes them $168,000 for back pay and expenses in amounts that range from $4,719 to $55,140. In addition, three former officers, Mr. Smith, Mr. Aldern and Mr. Beaudet, claim that the Company owes them a total of $301,200 in back pay and $9,742 in expenses. These three claims range from $75,230 to $140,000. We expect that these pending claims will result in litigation or labor proceedings.

     On May 8, 2002 USA TALKS.COM, INC filed a complaint for constructive trust and damages in the Superior Court of the State of California, County of Los Angeles, Case No. BC259794 and named GreyStone Technologies as one of seventeen defendants named in the complaint. The complaint asserts that a "stock scam" caused the plaintiff to suffer over $50 million in investment equity losses while the defendants "made off with over $15 million in ill-gotten gains." Mr. Gelbard and Mr. Beaton are individual defendants among others that the plaintiff names along with four individual lawyers and the law firm. In the past GreyStone had engaged the services of Mr. Gelbard as a financial advisor, however GreyStone has never had any connection with, relationship with or awareness of USA TALK.COM. The complaint asserts that " at a minimum, the plaintiff believes that GreyStone Technologies was involved in the pump and dump scam by means of its receipt of illegal profit and/or securities, following Gelbard and/or Beaton's illicit receipt of free trading stock pursuant to S8 registration and through distribution of same by Gelbard and/or Beaton." We believe that inclusion of GreyStone in the complaint has no basis, substance or merit in fact.

     Since December 8, 2001 five vendors have filed complaints for payments totaling $43,324 that range in amounts from $1,450 to $14,987.

     On May 25, 2001 a lawsuit was filed against GreyStone by Mahan & Nash, a public relations service provider, in the Superior Court of the State of California, County of Los Angeles for the payment of $68,102 under a written contract. The Company answered with a general denial. A final status conference was held on May 1, 2002 with a trial date set for May 6, 2002. We were not able to answer at the conference or trial. We have not received a notice of judgment as of the date of this filing.

Judgments, Liens and Labor Awards

     As of July 31, 2002 the Internal Revenue Service ("IRS") has given the Company notice of Federal Tax Lien filings for employment-related taxes for the period ending December 31, 2001. The IRS has from time to time adjusted the total amount due based upon recalculations, but the Company believes that its total exposure to all such amounts will not exceed $210,000.

     As of July 1, 2002 the State of California Division of Labor Standard Enforcement had awarded $187,995.03 to seven former Company employees for back wages due and associated penalties. The awards range from $6,441 to $70,444. In addition, at July 1, 2002, seven other employees have filed claims totaling $181,888 for unpaid wages, six with the State of California and one with State of Okalahoma. These claims range from $4,025 to $74,959.

     Since April 16, 2002 we have received five different notices of judgment in California trial courts totaling $327,564 that range in amounts from $23,250 to $138,305 based upon amounts allegedly owed vendors and a recruiting consultant.

     On June 29, 2001 a lawsuit was filed in the Superior Court of the State of California, County of San Diego against GreyStone and Richard A. Smith, GreyStone's former Chairman and Chief Executive Officer, by Capital Solutions Fund LLC (the lender of the Company's February 2001 line of credit) for breach of contract and fraud. A total of $1,045,000 (including $200,000 in loan fees) was drawn on the line of credit before the lender, Capital Solutions Fund, called the line as a result of the March 2001 dissolution of GreyStone's exclusive distributor of the MercRacer entertainment system by that distributor's parent corporation. On June 7, 2002 we received a notice of entry of judgment in the amount of $1,274,148.

     On December 29, 2000 the Company initiated a temporary suspension of conversions of Series A preferred stock into common stock in order to prevent further degradation in the market price of the Company's common stock. On January 5, 2001 one of the 13 Series A preferred stockholders filed suit against the Company in the United States District Court, Southern District of New York for breach of contract for failure to honor conversions, and for an order to compel the Company to honor conversions. The stockholder also asked for a temporary injunction to be issued compelling the Company to honor any of stockholder's conversion notices. The order was granted on January 12, 2001. A second preferred stockholder joined the suit in March 2001, and the case was dismissed on June 19, 2001. A similar case was filed in the same court by a group of four other preferred stockholders on March 2, 2001, and the case was dismissed on March 23, 2001. As of June 24, 2002 all of the Series A preferred stockholders have converted all of their preferred shares into our common stock.

Potential Claims by GreyStone

     On July 9, 2002 the Company learned from our returned bank statements that certain customers and an insurance company had made four payments to the Company during May and June 2002 that totaled $118,396. On March 26, 2002 the Company's Chairman gave express written instructions to the two employees remaining in the San Diego office having authority to sign Company checks that they could only commit the Company for expenses necessary to relocate our offices and that hereafter they were not authorized to write or sign any Company checks without the prior approval of the Chairman. Further they were given written instructions, which they acknowledged in writing, that all future remittances were to be sent to the Dallas office for deposit to a new Company bank account in Texas. During April 2002 these employees represented to the Chairman that all receivables due the Company had been received and that we could expect no further cash remittances. These two employees failed to disclose to the Chairman that the Company was due more payments and had in fact received those payments during May and June 2002. Further, these employees failed to send the funds to the Texas office according to our written Company directives. During May 2002 these two employees wrote and signed checks for $52,066 without the prior approval of the Chairman. On May 31, 2002 one of the two employees resigned. Then on June 5 and again on June 20, 2002, contrary to explicit written Company policy, the one employee and the ex-employee wrote and signed eight checks totaling $71,228 made payable to five of the former employees claiming unpaid back wages as cited above. These checks severally ranged from $7,000 to $16,000. These employees hid these cash receipts from the Chairman contrary to policy and then these employees directed Company cash to pay items that did not serve the most critical concerns of the Company, including a portion of the tax lien filed by the IRS as cited above, and funds required to keep the Company's filings current with the Securities and Exchange Commission.

Item 4. Submission of Matters to a Vote of Security Holders

     On December 13, 2001 a stockholders meeting was held pursuant to a notice and call for a meeting by stockholders holding more than ten percent (10%) of our issued and outstanding shares of the 63,419,959 shares eligible to vote, persons holding 42,300,000 shares attended. The stockholders voted unanimously for the following:

     1) Approved the moving of our offices from San Diego, California to Dallas, Texas;

     2) Approved pursuing a merger of the company with Proyecciones Y Ventas Organizadas, S.A.DE C.V. ("Provo") a corporation organized under the laws of the Republic of Mexico;

     3) Approved the Company's sale or divestiture of its government business in anticipation of the Provo merger;

     4)   Approved the hiring of new auditors;

     5)   Elected new directors pending acceptance of their appointment.

A second meeting of our stockholders took place on April 5, 2002 pursuant to notice and call by stockholders holding more than ten percent (10%) of our issued and outstanding common stock. A total of 50.5 million shares were present out of a total number of issued and outstanding shares of 75,633,546.

     1) Approved the method which we anticipated using to go forward with a potential merger with Provo; and

     2)   Approved the disposition of our subsidiary Greystone Technology, Inc.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     (a) The Company's Common Stock, $0.001 par value per share, traded on The Nasdaq OTC Bulletin Board under the symbol "EXCC" from May 1988 until December 23, 1999, and under the symbol "GSTN" from December 23, 1999 until August 21, 2000. The Company's Common Stock traded on the Nasdaq Small Cap Market under the trading symbol "GSTN" from August 22, 2000 until June 21, 2001, when it was delisted for failing to meet the minimum market capitalization/net tangible assets/net income criteria, an also for not having the requisite minimum three independent members of the audit committee of the board of directors. The Company's Common Stock has traded on the Nasdaq OTC Bulletin Board under the symbol "GSTN" since June 21, 2001. As of July 5, 2002 the Company's stock has traded with the delinquent filing trading symbol "GSTNE". The following table sets forth the range of high and low bid prices for the Common Stock as reported by the Nasdaq OTC Bulletin Board and Nasdaq Small Cap Market during each full quarterly period during fiscal years March 31, 2000 and 2001 and for the highest and lowest traded prices each quarter for the fiscal year ending March 31, 2002. The data through December 23, 1999 gives retroactive effect to a 41.66667 to 1 (reverse) stock split.

         FISCAL YEAR 2000                        HIGH BID       LOW BID
         ------------------------               ------------    ------------
First Quarter to 6/30/99 ....................   $20.833         $7.917
Second Quarter to 9/30/99 ...................   $20.833         $7.917
Third Quarter to 12/31/99 ...................   $41.667         $9.115
Fourth Quarter to 3/31/00 ...................   $13.250         $4.875

         FISCAL YEAR 2001                        HIGH BID       LOW BID
         ------------------------               ------------    ------------
First Quarter to 6/30/00 ....................   $ 5.750         $3.125
Second Quarter to 9/30/00 ...................   $ 6.500         $2.937
Third Quarter to 12/31/00 ...................   $ 4.875         $0.906
Fourth Quarter to 3/31/01 ...................   $ 1.718         $0.218

         FISCAL YEAR 2002                        HIGH           LOW
         ------------------------               ------------    ------------
First Quarter to 6/30/01 ....................   $ 0.390         $0.080
Second Quarter to 9/30/01 ...................   $ 1.040         $0.150
Third Quarter to 12/31/01 ...................   $ 1.080         $0.250
Fourth Quarter to 3/31/02 ...................   $ 0.850         $0.320

     The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

     (b) As of June 30, 2002 there were 75,478,325 shares of common stock outstanding held by approximately 369 holders of record.

     (c) No cash dividends have been paid on the Company's Common Stock during the Company's two most recent fiscal years, and the Company does not intend to pay cash dividends on its Common Stock in the immediate future.

     On May 22, 2000 GreyStone completed the sale of $5,000,000 in convertible preferred stock to a group of 13 accredited investors. The sale was made in reliance upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended or Section 4(2) of the Act, which permits a sale of securities by an issuer for fewer than 35 accredited or knowledgeable investors. The company issued 5,000 shares of Series A Preferred Stock, convertible into common stock at a rate of the lower of (1) 250 shares of common stock per share of preferred stock (equivalent to an investment of $4.00 per share of common stock issued) or (2) 80% of the volume weighted average price for the previous 250,000 shares traded prior to submission by the preferred shareholder of a conversion notice to the company. The preferred stock carries a dividend of 8% per year, payable at the election of the company in common stock or cash. The Series A investors also received 5-year warrants to purchase 1,250,000 shares of common stock at an exercise price of $5.38 per share, and registration rights on the conversion shares and the shares to be issued upon the exercise of the warrants. After payment of a 10% commission for introducing the investors to the company, and legal fees totaling approximately $50,000, the company received net proceeds of $4,450,000, which it used for general corporate purposes.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

     In December 1999, GreyStone Technology, Inc., a privately held company merged with Express Capital Concepts, Inc., a company which had no previous operations and was traded on the Over-the-Counter Bulletin Board. GreyStone Technology, Inc. exists today as a wholly owned subsidiary of GreyStone Digital Technology, Inc. (formerly Express Capital Concepts, Inc.). All references to "GreyStone's" operations in this report are those of the wholly owned subsidiary, under which all of GreyStone Digital Technology, Inc.'s operations have been conducted.

     GreyStone has operated as a software development and systems integration company since we commenced business in San Diego, California in 1989. From our founding date we concentrated on development of real-time, interactive, and networked three-dimensional (3-D) visual and aural software needed to create and render simulated "virtual" environments. We offered different applications of our software along with supporting engineering services to customers in government and commercial markets. As a development company over these years we continued to create new applications but have not been able to make our business grow sufficiently from sales of our applications and supporting services to generate self-sustaining positive cash flow from operations.

     Early in this fiscal year we concluded that our existing operations would continue to require further investments of cash that we could not continue to support. Consequently we initiated a program to transform and direct GreyStone into an entirely different business. Accordingly we took steps to exit and close down our existing operations and then use our status as a public company to acquire businesses that appear to have better prospects for growth and near term generation of positive cash flow. Since June 2001 we have proceeded to take actions and enter into certain agreements with two entities that appear to have the better prospects that we seek. See the overview under "Business" above for a summary of those agreements and proceedings.

Management's Discussion and Analysis of Financial Condition and Results of Operations for the Years Ended March 31, 2002 and 2001

     Revenues for the year ended March 31, 2002 were $ 1,460,147 as compared to $2,367,731 for the year ended March 31, 2001, reflecting a decrease in revenue of $907,584 or approximately 38%. During both these periods, the Government Strategic Business Unit (SBU) generated essentially all revenues The decrease in revenue was primarily the result of a reduced government customer base. In March 1999, GreyStone was awarded a $15.1 million delivery order contract from SPARWARSYSCEN - San Diego. During the twelve month period ending March 31, 2002 we were not able to continue to fund the payroll of the employees serving this contract and other government contracts due to margins in the contracts that were not sufficient to provide adequate cash flow to support further work under these awards. During the year we lost two major programs and concluded two delivery order contracts to the Navy early. We narrowed the scope of work on the remaining delivery order contracts as we lost the staff needed to provide the full work available under these delivery orders. As of March 31, 2002, the Company began to close down and cease to pursue further business under the Government SBU.

     Cost of revenues decreased to $1,113,899 for the current year, compared to $2,160,860 for the previous year. As a percentage of revenues, costs of revenues were 76% in the current period, compared to 91% in the previous period. Cost of revenues decreased in the current period due to a decrease in the level of work and our refusal to pursue lower margin business.

     The components that make up the cost of revenues include burdened labor, direct travel, other direct costs, direct material, subcontracts and applicable SBU burden. These cost components can vary in amount from period to period and are highly dependent on such factors as the nature of the work performed, location and duration of the work (company vs. contractor site), who performs the work (company personnel vs. subcontractors) and who provides any required equipment (company vs. customer).

     Marketing and sales expenses were $520,390 or 36% of revenues in the current year compared to $965,039 or 41% of revenues for the previous year, a decrease of $444,649 in the current year. The decrease reflects a reduced level of marketing effort due to financial constraints and inadequate margins realized on the company's UAV Toolkit/TM/ and RAGE/TM/ software products. In general, marketing and sales expenses resulted from bid and proposal activity as well as attendance at trade shows, company product demonstrations and in-house marketing related activities such as product brochures and marketing software development. These types of expenses vary from period to period and depend upon the extent and manner in which the company focuses its efforts regarding potential future opportunities during the reporting period.

     Research and development expenses were $405,762 for the current year, compared to $634,312 for the previous year, resulting in a decrease of $229,550. The decrease was the result of reduced development work during the fiscal year.

     General and administrative expenses were $3,236,125 compared to $3,759,060 for the previous year, resulting in a decrease of $522,935. The decrease in general and administrative cost in the current year was in the area of reduced scale of operations, curtailing expenses for public relations and the use of outside professional services and consultants.

     During the year ended March 31, 2002, the Company recognized an impairment charge of $194,416 related to property and equipment as substantially all of the Company's property, equipment and leasehold improvements were abandoned when the Company moved from San Diego to Dallas.

     Effective on October 8, 2001, pursuant to an agreement entered into on July 16, 2001, the Company issued 29,614,274 common shares to Kiboga Systems, Inc. in connection with a Marketing and

Licensing Agreement. Under the Agreement, the Company acquired the rights to certain software developed by Kiboga for which they will pay a 20% royalty. In addition to the shares issued, above, the Company agreed to pay $700,000 in cash and to issue additional shares of common stock, as necessary, in order to preserve Kiboga's shareholding percentage in the Company. If revenues from the Kiboga software reach certain prescribed targets, up to 15,000,000 additional shares may be issued to Kiboga. If the revenues fail to reach certain minimum targets, 5,000,000 shares of common stock issued to Kiboga shall be returned to the Company. This Agreement has resulted in a change of control of the Company and the parties to the Agreement anticipate changes in management and directors of the Company.

     The Company valued the license based on the trading value of the stock at the time the stock was acquired. On this basis an intangible asset was recorded totaling $1,905,810 (which includes the $700,000 in cash due). Subsequently, the Company has written off this asset due to uncertainty of the amount and timing of any future revenue and profit streams that the license Agreement may generate. Accordingly, an expense in the amount of $1,905,810 has been recorded for the year ended March 31, 2002 relating to this write off.

     Total other income (expense) of $(88,340) consisted of net interest expense of $(226,045), interest income of 22,646 and other miscellaneous income of $115,059.

     The loss from continuing operations was $6,004,595 for the current year, compared with $7,792,441 in the previous year, a decrease of $1,787,846. The loss from discontinued operations was $0 this year as compared to $1,920,056 for the prior year.

     The net loss of $6,004,593 decreased by $4,125,902 from the $10,130,497 net loss reported in the previous year.

     The Company recorded a non-cash preferred stock dividend of $171,526 for the current year as compared to $311,103 for the prior year for the 8% stock dividend feature provided for in the Series A Convertible Preferred Stock.

     The net loss applicable to common stock was $6,176,121 for the current year. This compares to the net loss of $14,890,953 for the prior year. During the previous year the Company recorded imputed stock dividends of $3,645,250 related to the issuance of warrants in connection with the sale of preferred stock and $804,103 for the beneficial conversion feature associated with the preferred stock issued in May 2000.

Liquidity and Capital Resources

     Net cash used in operating activities for the year ended March 31, 2002 was $1,666,015 whereas cash used for operating activities for the year ended March 31, 2001 was $4,491,783. The net loss for the current year was $6,004,595, a decrease of $4,125,902 from the previous year net loss amount of $10,130,497. Non-cash expenses were $6,342,239, as compared to $3,192,820 in the previous reporting period. Depreciation (including impairment write off) and compensation expense for issuance of options and warrants totalled was $961,445 for the year ended March 31, 2002, as compared to $689,432 in the previous reporting period. Valuation reserves were $0 in the current reporting period as compared to $2,503,388 for the prior year. Additionally, net accounts receivable decreased by $304,598, other assets decreased by $45,442 and accounts payable and accrued expenses increased by $1,121,285. There was cash used in disposal of discontinued operations in the year ended March 31, 2002 of $418,000.

     Net cash used in investing activities was $0 during the year ended March 31, 2002 compared to $896,399 for the previous reporting period. There were no investing activities during the current period.

     Net cash provided by financing activities was $1,700,045 in the year ended March 31, 2002 compared to $5,604,853 for the previous year. $585,900 of the cash provided for financing activities was the net proceeds of the sale of common stock in June, 2001. The Company also had net proceeds from loans from related parties of $1,114,145 in 2002. The Company used the net proceeds of the sale for general corporate purposes.

     In December 1999, the company took a promissory note in the amount of $1,183,292 for the partial payment of common stock issued for the exercise of warrants by close advisors to the Company. The note was secured by a lien on property owned by the advisors and carried an interest rate of 10% per year. The maturity date of the note was extended three times and last matured on December 22, 2000. Total principal and unpaid interest accrued through March 31, 2000 was $1,202,737. The Company did not accrue any interest on the note after that date. A valuation reserve of $1,202,737 was established in the prior year while the Company pursued collection of the note. In March 2001, in order to meet critical cash needs, the Company negotiated a settlement wherein the Company agreed to release the lien on the property which collateralized the note in exchange for a cash payment of $200,000, the return of the previously issued stock, valued at $78,301 (the trading value on the date received), less transaction costs of $13,750.

     At March 31, 2002, the Company had $0 cash and cash equivalents, as compared to $383,970 for the fiscal year ended March 31, 2001. The Company anticipates that in the future, it must close upon the agreements summarized in the Overview section above and will require additional debt or equity financing to continue its operations for at least the next 12 months, as it currently has no method for generating revenues. The Company plans to continue to borrow funds from related parties to continue operations in the near future.

     As of the date of this report, the Company had $0 cash, $0 accounts receivable, and overdue obligations of approximating $5,600,000. These overdue obligations include all judgments and valid claims detailed above in legal proceedings.

Item 7. Financial Statements and Supplemental Data

     See the Index to Financial Statements on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On February 21, 2002, we formally engaged King Griffin & Adamson, PC as our independent accountants to replace J.H. Cohn LLP. J.H. Cohn LLP has furnished us with a letter addressed to the Securities and Exchange Commission stating that there have been no disagreements with us preceding the resignation on any matter of accounting principals or practices, financial statement disclosure or auditory scope or procedure in connection with our two most recent fiscal years.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

     Jon M. Reynolds -- (Director; Chairman of the Board) Mr. Reynolds has been a member of the board of directors of GreyStone since February 1994 and served as GreyStone's President from April 1995 until January 1997. Mr. Reynolds was a Senior Vice President of Hoak, Breedlove & Wesneski & Co., Inc., an investment banking firm in Dallas, Texas from April 1998 until March 1999. Mr. Reynolds is also the president of The Pointe-Force Company, a private Dallas-based merchant banking concern. From 1985 until 1992 Mr. Reynolds was a director of Sun Coast Plastics, Inc., a company specializing in plastic molded closures and food service products, and from 1988 to 1992 Mr. Reynolds served as that company's Chairman and Chief Executive Officer. From 1984 through 1988 Mr. Reynolds also served as president of Mayfair Capital, a merchant banking company. In February 1983, Mr. Reynolds joined Rauscher Pierce Refsnes in Dallas. From 1971 through 1982, Mr. Reynolds worked in New York as an investment banker engaged in project and corporate finance at Salomon Brothers and at CS First Boston. Mr. Reynolds is a certified public accountant and holds an A.B. from Harvard College in economics. He received his MBA from Rutgers University.

Item 10. Executive Compensation

-----------------------------------
Summary Compensation Table
--------------------------------------------------------------------------------         Options Grants Last Fiscal Year
                                    Annual Compensation         Long-term Comp.          -------------------------------------------
                                    --------------------------------------------         Options   % of Options    Exercise  Expires
Name and Position            Year     Salary          Other     Options                  Granted       Granted       Price
--------------------------------------------------------------------------------         -------------------------------------------
Richard A Smith               2002    $250,000    1        $0         0
  Chairman, President and     2001    $250,000             $0         0
  Chief Executive Officer
Carl A. Beaudet               2002    $160,000    2                                May   150,000        6.05%       $0.20    05/18
  Vice President              2002                                                 Dec   150,000        6.05%       $0.66    12/20
                              2001    $160,000
Bernard J. Crowe              2002     $20,800    3
  Vice President              2001    $125,000    4
Thomas D. Aldern              2002    $120,000    5                                May   150,000        6.05%       $0.20    05/18
  Vice President              2002                                                 Dec    50,000        2.02%       $0.66    12/20
                              2001    $120,000
All Options Granted 2002                                                                 2,480,000      100.00%
Payments made to Pointe-Force
Jon M. Reynolds               2002          $0    6
 director                     2001     $77,000

Notes:                                                There are no SAR's
1  Deferred Pay of salary of          $250,000
2  Deferred Pay of salary of          $160,000
3  Deferred Pay of salary of           $20,800
4  Deferred Pay of salary of           $31,250
5  Deferred Pay of salary of          $120,000
6 Jon Reynolds owns warrants to purchase 100,000 shares at $10 per share expire
January 2009
Pointe-Force holds warrants to purchase 400,000 shares at $10 per share expire
May 2003


                                             Aggregated Option Exercised in last Fiscal year
                     Potential Value         ------------------------------------------------
                     at Stock Appreciation   Shares         Value           Exercisable
                     of  5%      of 10%      Acquired       Realized
                     ----------------------  ------------------------------------------
Richard A Smith                              200,000        $44,000


Carl A. Beaudet     $29,258     $46,589
                    $96,553    $153,744


Bernard J. Crowe


Thomas D. Aldern    $29,258     $46,589
                    $32,184     $51,248


                  Assessment of in the money options at year end
                  Number of exercisable options     Value of unexercised options
                  at fiscal year end                at fiscal year end
                  --------------------------------------------------------------
                  exercisable   unexercisable       exercisable    unexercisable
                  --------------------------------------------------------------

Richard A Smith                0                0


Carl A. Beaudet          100,000           50,000         $25,000        $12,500


Bernard J. Crowe               0                0

Thomas D. Aldern         100,000           50,000         $25,000        $12,500

Item 11. Security Ownership of Certain Beneficial Owners and Management


    The following table sets forth information with respect to the ownership of our common stock as of March 31, 2002 by:

     .    The holders of more than 5% of our common stock;

     .    Each of our directors and officers; and

     .    All of our directors and executive officers as a group.

    Each stockholder's address is in care of our company at 15303 North Dallas Parkway, Suite 1150, Addison, Texas 75001.

                                  NUMBER OF SHARES       PERCENT OF COMMON STOCK
  NAME OF BENEFICIAL OWNER        OF COMMON STOCK OWNED  OWNED PRIOR TO OFFERING
--------------------------        ---------------------  -----------------------

Richard A. Smith                         5,765,089                  7.61%
Carl A. Beaudet                            400,000                  0.53%
Thomas D. Aldem                            600,700                  0.79%
Jon M. Reynolds                                  0                  0.00%
Kiboga Systems, Inc. (1)                30,809,979                 40.67%
H.s. Dent Investments/Strategic
Sector Fund 1 L.P. and
Harry S. Dent Jr.                       11,045,000                 14.58%
All officers and directors
  as a group (four persons)              6,765,789                  8.93%
----------
(1) Approximately 29,000,000 shares issued to Kiboga are subject to cancellation in the event the Lease Agreement between us and Kiboga is rescinded or abandoned.

     We note that Kiboga was issued approximately 29,000,000 shares that should have resulted in a Schedule 13D or Form 3 being filed with the Commission and that such filing by Kiboga is delinquent.

Item 12. Certain Relationships and Related Transactions

     As part of the Kiboga transaction, discussed above, we incurred a $700,000 liability to Kiboga during the year ended March 31, 2002. Additionally the Company has borrowed $434,398 from Kiboga that was due on demand at March 31, 2002.

     We had outstanding notes payable to a shareholder of $186,500 at March 31, 2001, which were unsecured, nonconvertible and are interest free bear interest at 3% in 2001.

     The shareholder borrowed a portion of the funds used to make the loans to us from a group of investors by issuing notes (the "Smith Notes") with the same interest rates and due dates as the notes issued by us to the shareholder. In addition, the shareholder granted the holders of the Smith Notes the right to convert the principal balance and accrued interest into shares of common stock that he owns at a conversion rate of $4.50 per share.

     During 2001, we reduced the principal balance of, and the accrued interest on, the notes payable to the shareholder by $20,000 and $8,329, respectively, by issuing 6,296 shares of common stock to certain holders of the Smith Notes. The conversions of the principal balances and accrued interest during 2001 were at $4.50 per share, as originally provided in the conversion forms of the debt agreement.

     Loans payable to officers in the amount of $222,496 and $74,000 at March 31, 2002 and 2001, respectively, were unsecured, non-interest bearing and due upon demand. We also borrowed $198,750 (including interest) from a shareholder.

     The subscriptions receivable from equity transactions of $327,500 that was reflected as an increase to stockholders deficiency at March 31, 2000 was evidenced by notes received as part of the consideration for the sale of common stock in 1992 to three of the Company's founding stockholders who were employees of the Company. The notes are collateralized by the shares of the Company's common stock, mature in August 2001 (except under certain specified circumstances) and bear interest at 8.2% which is payable at maturity. Because of the continued financial difficulties of the Company, there is substantial doubt that those receivables will ever be collected. Accordingly, we charged $327,500 to continuing operations during the year ended March 31, 2001.

     During 2000, we issued 248,147 shares of common stock upon exercise of warrants in exchange for cash, services and a subscription receivable in the amount of $1,183,292 from an entity owned by close advisors of the Company. The note bears interest at 10% and is collateralized by a first deed of trust on residential property held by the entity. The subscription receivable which was originally due March 31, 2000, was extended three additional times and last matured on December 22, 2000.

     Total principal and unpaid interest accrued is $1,202,737. We have not accrued any interest on the note during the current period. A valuation reserve of $1,202,737 was established while we pursued collection of the note. In March 2001, the Company negotiated a settlement where by we agreed to release the lien on the property in exchange for a cash payment of $200,000, the return of the previously issued stock, valued at $78,301 (the trading value on the date received), less transaction costs incurred of $13,750.

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

     FINANCIAL STATEMENTS:

     Report of Independent Accountants

     Consolidated Balance Sheets as of March 31, 2002 and 2001

     Consolidated Statements of Operations the Years Ended March 31, 2002 and
     2001

     Consolidated Statements of Stockholders' Equity (Deficiency) for the Years Ended March 31, 2002 and 2001

     Consolidated Statements of Cash Flows for the Years Ended March 31, 2002 and 2001,

     Notes to Consolidated Financial Statements

(b) Reports on Form 8-K

     The Company filed 9 Current Reports on Form 8-K during the fiscal year ended March 31, 2002.

1. Report on Form 8K dated May 19, 2001 announcing dissolution of MercRacer 3000 team and resignation of two directors.
2. Report on Fork 8K dated September 27, 2001 announcing change of control and delisting from NASDAQ Small Cap.
3. Report on Form 8K dated November 14, 2001 announcing additional shares issued to Kiboga as a result of agreement between us and Kiboga.
4. Report on Form 8K dated January 18, 2002 announcing changes in certifying accountant and letter of intent with Provo.
5. Report on Form 8K amending Form 8K dated January 18, 2002 to include exhibit of former accountant's letter.
6. Report on Form 8K dated February 22, 2002 announcing intention to engage new certifying accountants, potential merger with Provo and the moving of our principal offices.
7. Report on Form 8K dated February 28, 2002 announcing the engagement of King Griffin & Adamson, P.C. as our independent accountants.
8. Report on Form 8K dated March 26, 2002 announcing a special meeting of our Board of Directors to fill vacancies on our Board and the resignations of our Chief Executive Officer and Director, Richard A. Smith.
9. Report on Form 8K dated April 12, 2002 announcing results of stockholder meeting dated April 5, 2002.

(c) Exhibits:

Exhibit
Number                           Description
-------                          -----------

3.1* Amended and Restated Certificate of Incorporation of the Company which was filed as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (No. 333-65963) is incorporated herein by reference.
3.2* By-laws of the Company which was filed as Exhibit 3.2 to the Company's Registration Statement on Form S-4 (No. 333-65963) is incorporated herein by reference.
4* Specimen Common Stock Certificate which was filed as Exhibit 4.3 to the Company's Registration Statement on Form S-4 (No. 333-65963) is incorporated herein by reference.
10.1     Kiboga/GreyStone Stock Purchase Agreement
10.2     Kiboga/GreyStone Lease Agreement
10.3     Provo/GreyStone Stock Purchase Agreement with Amendment.
21* Subsidiaries of Registrant which was filed as Exhibit 21 to the Company's Annual Report on Form 10-K on July 16, 2001 (No. 000-28909).
99.1 Certification of Director Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------
*  Previously filed as indicated and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GREYSTONE DIGITAL TECHNOLOGY, INC.

                                        By:          /s/ JON M. REYNOLDS
                                           -------------------------------------
                                                   Jon M. Reynolds
                                                   Chairman

August 5, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

            Signature                      Title                       Date
          -------------                 -----------               --------------

     /s/ JON M. REYNOLDS            Chairman and Director         August 5, 2002
--------------------------------    (Principal and Sole Officer)
         Jon M. Reynolds

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                                      INDEX

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants ......................... F-2

Report of Independent Public Accountants ................................... F-3

Consolidated Balance Sheets March 31, 2002 and 2001 ........................ F-4

Consolidated Statements of Operations Years Ended March 31, 2002 and 2001 .. F-5

Consolidated Statements of Stockholders' Equity (Deficiency) Years Ended
March 31, 2002 and 2001 .................................................... F-7

Consolidated Statements of Cash Flows Years Ended March 31, 2002 and 2001 .. F-9

Notes to Consolidated Financial Statements .................................F-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
GreyStone Digital Technology, Inc.

We have audited the accompanying consolidated balance sheet of GREYSTONE DIGITAL TECHNOLOGY, INC. and Subsidiary as of March 31, 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GreyStone Digital Technology, Inc. and Subsidiary as of March 31, 2002 and their consolidated results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that GreyStone Digital Technology, Inc. and Subsidiary will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had substantial working capital and stockholders deficiencies at March 31, 2002 and substantial losses for the years ended March 31, 2002 and 2001. In addition, as discussed in Note 9, the Company was in default on certain of its outstanding debt and as discussed in Note 16, the Company has a substantial amount of litigation that has been filed or claimed against them. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                     KING GRIFFIN & ADAMSON P.C.

Dallas, Texas
August 4, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
  GreyStone Digital Technology, Inc.

We have audited the accompanying consolidated balance sheet of GREYSTONE DIGITAL TECHNOLOGY, INC. (Formerly GreyStone Technology, Incorporated) and Subsidiary as of March 31, 2001, and the related consolidated statements of operations, stockholders equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GreyStone Digital Technology, Inc. and Subsidiary as of March 31, 2001, and their consolidated results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that GreyStone Digital Technology, Inc. and Subsidiary will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had substantial working capital and stockholders' deficiencies at March 31, 2001 and a substantial loss for the year ended March 31, 2001. In addition, as discussed in Note 9, the Company was in default on certain of its outstanding debt. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                        J. H. COHN LLP

San Diego, California
July 14, 2001

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2002 AND 2001


                                                                                              2002                    2001
                                                                                       -------------------    ---------------------
Current assets:
    Cash and cash equivalents                                                          $                 -    $             383,970
    Accounts receivable, net of allowance for doubtful
       accounts of $19,068 in 2002                                                                   1,649                  306,248
    Other current assets                                                                                 -                    9,755
                                                                                       -------------------    ---------------------
        Total current assets                                                                         1,649                  699,973

Equipment, furniture and leasehold improvements, net                                                 2,500                  460,094
Deposits                                                                                                 -                   35,687
                                                                                       -------------------    ---------------------

                                                                                       $             4,149    $           1,195,754
                                                                                       ===================    =====================

Current liabilities:
    Accounts payable and accrued expenses                                              $         2,811,942    $           2,002,332
    Settlement payable - line of credit                                                          1,274,148                        -
    Notes payable to related parties                                                               855,644                  186,500
    Other notes payable                                                                                  -                1,186,767
    Due to Kiboga for license agreement                                                            700,000
    Accrued loss from disposal of discontinued segment                                                   -                  418,000
                                                                                       -------------------    ---------------------
        Total liabilities                                                                        5,641,734                3,793,599

Commitments and contingencies (notes 2, 8 and 16)

Stockholders' deficit:
    Series A Preferred Stock, $.001 par value; $1,000 liquidation preference value per share; 3,000,000 shares authorized; 0 and 3,731 shares
       issued and outstanding in 2002 and 2001, respectively                                             -                        4
    Additional paid in capital - Preferred stock                                                         -                4,295,605
    Common stock, $.001 par value; 100,000,000 shares authorized;
       75,756,977 and 17,301,785 shares issued in 2002 and 2001, respectively                       75,757                   17,302
    Additional paid in capital - Common stock                                                   53,096,544               45,723,009
    Accumulated deficit                                                                        (58,731,585)             (52,555,464)
    Treasury stock, at cost, 278,652 shares held                                                   (78,301)                 (78,301)
                                                                                       -------------------    ---------------------
        Total stockholders' deficit                                                             (5,637,585)              (2,597,845)
                                                                                       -------------------    ---------------------

                                                                                       $             4,149    $           1,195,754
                                                                                       ===================    =====================

              The accompanying notes are an integral part of these
                        consolidated financial statements

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED MARCH 31, 2002 AND 2001

                                                                                   2002                 2001
                                                                          -------------------- --------------------

Revenues                                                                   $      1,460,147      $      2,367,731

Expenses:
    Cost of revenues                                                              1,113,899             2,160,860
    Marketing and sales                                                             520,390               965,039
    Research and development                                                        405,762               634,312
    Write off of idle plant, property and equipment                                 194,416                     -
    Write off of Kiboga license agreement                                         1,905,810                     -
    General and administrative                                                    3,236,125             3,759,060
                                                                          -------------------- --------------------
                                                                                  7,376,402             7,519,271
                                                                          -------------------- --------------------
Loss from operations                                                             (5,916,255)           (5,151,540)

Other income (expense):
    Interest income                                                                  22,646                83,563
    Interest expense, including $109,182 to
      related parties in 2002                                                      (226,045)             (668,000)
    Reserve for notes receivable, including accrued interest of
      $70,097 in 2001                                                                     -              (643,151)
    Reserve for contracts receivable                                                      -              (135,000)
    Reserve for subscriptions receivable, including accrued interest of
      $19,445 in 2001                                                                     -            (1,530,237)
    Recovery of subcription receivable reserve                                            -               264,551
    Reserve for Optmark                                                                   -               (30,000)
    Other                                                                           115,059                17,373
                                                                          -------------------- --------------------
                                                                                    (88,340)           (2,640,901)
                                                                          -------------------- --------------------

               The accompanying notes are an inegral part of these
                       consolidated financial statements

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                      YEARS ENDED MARCH 31, 2002 AND 2001

                                                                            2002               2001
                                                                       ----------------  -----------------

Loss from continuing operations                                         $   (6,004,595)   $   (7,792,441)
    Loss from discontinued operations                                                -        (1,920,056)
    Loss on disposal of commercial segment                                           -          (418,000)
                                                                       ----------------  -----------------

Net loss                                                                    (6,004,595)      (10,130,497)

Preferred stock dividends:
    Imputed stock dividends related to issuance of
     detachable warrants                                                $            -    $   (3,645,250)
    Imputed stock dividends for beneficial conversion feature                        -          (804,103)
    Imputed cumulative stock dividends                                        (171,526)         (311,103)
                                                                       ----------------  -----------------

Net loss applicable to common stock                                     $   (6,176,121)   $  (14,890,953)
                                                                       ================  =================

Net loss applicable to common stock attributed to continuing
    operations                                                          $   (6,176,121)   $  (12,552,897)

Net loss applicable to common stock attributed to discontinued
    operations                                                                       -        (2,338,056)
                                                                       ----------------  -----------------
Net loss applicable to common stock                                     $   (6,176,121)   $  (14,890,953)
                                                                       ================  =================
Basic net loss per share from continuing operations                     $         (.14)   $        (0.76)

Basic net loss per share from discontinued operations                                -             (0.14)
                                                                       ----------------  -----------------

Basic net loss per share                                                $         (.14)   $        (0.90)
                                                                       ================  =================

Basic weighted average number of common shares outstanding                  44,588,809        16,528,113
                                                                       ================  =================

               The accompanying notes are an integral part of these
                       consolidated financial statements

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED MARCH 31, 2002 AND 2001


                                     Series A Preferred Stock                 Common Stock
                                  --------------------------------   --------------------------------             Subscriptions
                                                                                                                    Receivable
                                                     Additional                                    Additional      from Equity
                                  Shares  Dollars  Paid-In Capital     Shares        Dollars     Paid-In Capital   Transactions
                                  ------  -------  ---------------   -----------   -----------   ---------------  -------------
Balance, April 1, 2000                                                16,278,179   $    16,278      $ 39,816,415  $  (1,510,792)

Preferred stock sold for
cash, net of expenses of
$550,647                          5,000        5        4,449,348

Imputed preferred stock
dividends related to issuance
of detachable warrants for
common stock in connection
with the sale of
preferred stock                                                                                        3,645,250

Imputed preferred stock
dividends for beneficial
conversion feature                                        804,103

Common stock issued as payment
for notes payable to principal
stockholder                                                                4,444             5            19,995

Common stock issued to pay
accrued interest upon
conversion of notes
payable to principal
stockholder                                                                1,852             2             8,327

Warrants issued to purchase
common stock                                                                                             406,689

Warrants issued to purchase
common stock associated with
the line of credit                                                                                       463,000

Stock options to purchase
common stock granted to
non-employees                                                                                             50,400

Common stock issued to Board
of Directors for annual
compensation                                                               9,231             9            44,991

Imputed preferred stock dividends
at 8%                                                     311,103

Preferred stock converted to
common stock                     (1,269)      (1)      (1,268,949)     1,008,079         1,008         1,267,942

Treasury stock, 278,652
shares held

Reserve for subscription
receivable                                                                                                            1,510,792


Net loss
                                  ------  -------  ---------------   -----------   -----------   ---------------  -------------


                                                    Treasury Stock
                                   Accumulated   ----------------------
                                    Deficit       Shares      Dollars      Total
                                 --------------  -----------  ---------  -----------
Balance, April 1, 2000            $ (37,664,511)                          $  657,390

Preferred stock sold for
cash, net of expenses of
$550,647                                                                   4,449,353

Imputed preferred stock
dividends related to issuance
of detachable warrants for
common stock in connection
with the sale of
preferred stock                      (3,645,250)                                   -

Imputed preferred stock
dividends for beneficial
conversion feature                     (804,103)                                   -

Common stock issued as payment
for notes payable to principal
stockholder                                                                   20,000

Common stock issued to pay
accrued interest upon
conversion of notes
payable to principal
stockholder                                                                    8,329

Warrants issued to purchase
common stock                                                                 406,689

Warrants issued to purchase
common stock associated with
the line of credit                                                           463,000

Stock options to purchase
common stock granted to
non-employees                                                                 50,400

Common stock issued to Board
of Directors for annual
compensation                                                                  45,000

Imputed preferred stock dividends
at 8%                                  (311,103)                                   -

Preferred stock converted to
common stock                                                                       -

Treasury stock, 278,652
shares held                                         278,652      (78,301)    (78,301)

Reserve for subscription
receivable                                                                 1,510,792

Net loss                            (10,130,497)                         (10,130,497)
                                 --------------  -----------  ---------  -----------

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                       YEARS ENDED MARCH 31, 2002 AND 2001

                                   Series A Preferred Stock                   Common Stock
                              ----------------------------------- -----------------------------------
                                                                                                        Subscriptions
                                                 Additional                                Additional     Receivable
                                                  Paid-In                                    Paid-In     from Equity    Accumulated
                              Shares   Dollars    Capital            Shares     Dollars      Capital     Transactions      Deficit
                              ------   -------   ------------     ----------   --------   -----------   -------------   -----------
Balance, April 1, 2001          3,731   $    4     $4,295,605     17,301,785   $17,302    $45,723,009    $        -    $(52,555,464)

Common stock sold for cash,
net of selling expenses                                            7,235,000     7,235        578,665

Warrants issued to purchase
common stock                                                              -         -         409,548

Common stock issued as payment
of note payable to related party                                     980,756       980        356,639

Common stock issued as
payment of
accounts payable                                                     597,077       597        232,263

Common stock options issued
for services                                                                                   94,303

Common stock issued to
Kiboga                                                            30,809,979    30,810      1,175,000

Common stock issued for services                                   1,373,991     1,374         77,441

Imputed preferred stock
dividend                                              171,526                                                              (171,526)

Preferred stock converted
to common stock                (3,731)  $   (4)    (4,467,131)    17,458,389    17,459      4,449,676

Net loss                                                                                                                 (6,004,595)
                               ------   -------  -------------    ----------   -------    -----------   -------------  ------------
Balance, March 31, 2002            -   $     -   $          -     75,756,977   $75,757    $53,096,544   $         -    $(58,731,585)
                               ======  ========  =============    ==========   =======    ===========   =============  ============


                                   Treasury Stock
                                 -------------------
                                  Shares     Dollars      Total
                                 --------  ---------  ------------
Balance, April 1, 2001           278,652   $(78,301)  $(2,597,845)

Common stock sold for cash,
net of selling expenses                                   585,900

Warrants issued to purchase
common stock                                              409,548

Common stock issued as payment
of note payable to related party                          357,619

Common stock issued as
payment of accounts payable                               232,860

Common stock options issued for services                   94,303

Common stock issued to Kiboga                           1,205,810

Common stock issued for services                           78,815

Imputed preferred stock
dividend                                                       -


Preferred stock converted
to common stock                                                -




Net loss                                               (6,004,595)
                                -------    --------   -----------
Balance, March 31, 2002         278,652    $(78,301)  $(5,637,585)
                                =======    ========   ===========


              The accompanying notes are an integral party of this
                        consolidated financial statement

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 2002 AND 2001

                                                                      2002                 2001
                                                                  ------------        -------------
Operating activities:
  Net Loss                                                        $ (6,004,595)       $ (10,130,497)
  Adjustments to reconcile net loss to net cash used
   in operating activities of continuing operations.
    Loss from discontinued operations                                        -            1,920,056
    Loss on disposal of commercial segment                                   -              418,000
    Write-off of idle plant, property and equipment                    194,416                    -
    Return of stock in settlement of debt                                    -              (78,301)
    Depreciation and amortization                                      263,178              187,343
    Write off of Kiboga license agreement                            1,905,810                    -
    Compensation expense recorded upon issuance of
     annual stock award for Board of Directors                               -               45,000
    Compensation expense recorded upon issuance of
     warrants and compensatory stock options                           503,851              457,089
    Reserve for notes receivable, including accrued
     interest                                                                -              643,151
    Reserve for related party notes receivable,
     including accrued interest                                              -               56,655
    Forensic vehicle valuation reserve                                       -              330,000
    Reserve for contract receivable                                          -              135,000
    Reserve for subscription receivable, including
     accrued interest of $19,445                                             -            1,530,237
    Reserve for OptMark                                                      -               30,000
    Write-off of line of credit fees                                         -              668,000
    Changes in operating assets and liabilities:
      Accounts receivable                                              304,598              106,733
      Other current assets                                               9,755                    -
      Other assets                                                      35,687               96,471
      Accounts payable and accrued expenses                          1,121,285              788,939
                                                                  ------------        -------------
    Net cash used in operating activities of
     continuing operations                                          (1,666,015)          (2,796,124)
                                                                  ------------        -------------
    Net cash used in discontinued operations                          (418,000)          (1,695,659)
                                                                  ------------        -------------
      Net cash used in operating activities                         (2,084,015)          (4,491,783)
                                                                  ------------        -------------
Investing activities:
  Purchase of forensic vehicles                                              -             (330,000)
  Purchase of contract receivables                                           -             (135,000)
  Investment in OptMark                                                      -              (30,000)
  Notes receivable accrued interest                                          -              (32,037)
  Purchases of software licenses, equipment,
   furniture and leasehold improvements                                      -             (369,362)
                                                                  ------------        -------------
      Net cash used in investing activities                                  -             (896,399)
                                                                  ------------        -------------

              The accompanying notes are an integral part of these
                        consolidated financial statements

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                       YEARS ENDED MARCH 31, 2002 AND 2001

                                                                     2002               2001
                                                                 -----------        -----------
Financing activities
  Proceeds from loans from related parties                         1,114,145            260,500
  Proceeds from line of credit borrowings                                  -          1,295,000
  Repayments of notes payable and other                                    -           (400,000)
  Sale of common stock, net of selling expense                       585,900                  -
  Sales of preferred stock, net of selling expenses                        -          4,449,353
                                                                 -----------        -----------
      Net cash provided by financing activities                    1,700,045          5,604,853
                                                                 -----------        -----------
Net increase (decrease) in cash and cash equivalents                (383,970)           216,671
Cash and cash equivalents, beginning of year                         383,970            167,299
                                                                 -----------        -----------
Cash and cash equivalents, end of year                           $         -        $   383,970
                                                                 ===========        ===========
Supplemental disclosure of cash flow data:
    Interest paid                                                $         -        $    14,679
                                                                 ===========        ===========
Supplemental disclosure of noncash investing and
 financing activities:
   Common stock issued upon conversion of convertible
    preferred stock                                              $ 4,467,135        $ 1,268,950
                                                                 ===========        ===========
   Common stock issued as payable for:
     Accounts payable                                            $   232,860        $         -
                                                                 ===========        ===========
     Services                                                    $    78,815        $         -
                                                                 ===========        ===========
     Notes payable to related parties                            $   357,619        $    20,000
                                                                 ===========        ===========
     Accrued interest payable                                    $         -        $     8,329
                                                                 ===========        ===========
     Licensing agreement                                         $ 1,205,810        $         -
                                                                 ===========        ===========

               The accompanying notes are an integral part of these
                       consolidated financial statements

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Business and summary of significant accounting policies:

Merger and principles of consolidation:

     On December 27, 1999, a merger between Express Capital Concepts, Inc. and GreyStone Technology, Incorporated was completed, whereupon Express Capital Concepts was renamed GreyStone Digital Technology, Inc., underwent a 1-for-41.66667 reverse stock split (which reduced its issued and outstanding common stock to 480,000 shares), changed the par value of the stock from $.0001 to $.001 per share, and reduced the total authorized common stock from 50,000,000 shares to 30,000,000 shares. Simultaneously, 15,101,937 shares of common stock were issued to GreyStone Technology, Inc. common stockholders. The transaction has been accounted for as a reverse acquisition, wherein GreyStone Technology, Incorporated, the operating company, is treated as the acquirer for accounting purposes. The consolidated financial statements include the accounts of GreyStone Digital Technology, Inc, and GreyStone Technology, Inc. (the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation.

Description of operations:

     The Company ceased all operations and closed its main operations in San Diego in May 2002. The Company had seven full-time employees at March 31, 2002 and no employees at June 30, 2002. Currently all corporate expenses are paid by Kiboga Systems, Inc. and various shareholders on behalf of the Company. See Additional Discussion in Note 2.

     In June 2002 the Company entered into an agreement to purchase all of the outstanding stock of Proyecciones Y Ventas Orginizadas, S.A. de C.V. ("Provo") by issuing Provo's shareholders newly issued common shares of the Company representing 18% of the fully diluted shares of the Company to be outstanding immediately after concluding the exchange of shares and by the Provo shareholders receipt of 50% ownership of the Company's stock held by Kiboga Systems, Inc. ("Kiboga"). Kiboga owned 30,809,979 common shares of the Company at March 31, 2002. Kiboga's ownership of the Company shares represented 41% of the Company's outstanding common stock at March 31, 2002. Subject to certain other conditions the purchase agreement stipulates that the transaction with Provo will occur on or before August 31, 2002. Provo is the largest distributor of pre-paid phone cards in Mexico.

     Before the Company ceased operations, it designed, developed and marketed real-time, interactive, and networked three dimensional, digital media content ("digital media") principally for defense (i.e., training and simulation) applications. The Company began operations in 1989 and worked primarily as a contractor for U.S. defense customers. Company engineers performed systems software engineering, specializing in the application of advanced software techniques for developing "smarter" systems that learn, reason and achieve some level of intelligence (i.e., artificial intelligence). Substantially all of the Company's revenue from its inception through March 31, 2002 have been derived from government related contracts. In November 1993, the Company started attempting to apply its technical skills to develop and market video entertainment products suited for the "out-of-home" entertainment market. In June 2001, the Company elected to discontinue all further efforts to develop its entertainment business line. Additionally, the Company estimated the additional losses to be incurred from discontinued operations until the operations totally ceased, and accrued an additional loss for disposing of entertainment segment as of March 31, 2001. The assets, liabilities, revenues and expenses of this segment have been presented as discontinued operations at March 31, 2001 and for the year then ended. This segment had no assets, liabilites, revenues or expenses at March 31, 2002 or during the year then ended. See additional discussion in Note 3.

Cash and cash equivalents:

     The Company considers all highly-liquid investments with maturities of three months or less when acquired to be cash equivalents.

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Business and summary of significant accounting policies (continued)

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

Advertising:

     The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to continuing operations were approximately $47,000 and $410,000 in 2002 and 2001, respectively.

Research and development:

     Since the technological feasibility of software products is not established until completion of the development, costs and expenses related to research and product development are expensed as incurred.

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

Fair Value of Financial Instruments

     The Company's financial instruments (with the exception of all related party amounts), including accounts receivable, accounts payable and accrued expenses and all remaining short-term obligations are carried at cost, which approximates fair value.

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Business and summary of significant accounting policies (continued):

Loss per share:

     Basic loss per common share is calculated by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that dilutive earnings per common share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period such as common shares that could result from the potential exercise or conversion of securities and debt into common stock. Dilutive earnings per share has not been presented since the effects would be anti-dilutive due to the Company's losses. The Company's options and warrants, however, could potentially dilute earnings per share in the future.

Use of estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Recent Accounting Pronouncements:

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FAS 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121") and the accounting and reporting provisions of the Accounting Principles Board Opinion No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS 144 establishes a single accounting model, based on the framework established by FAS 121, for long-lived assets to be disposed of by sale and resolved significant implementation issues related to FAS 121. FAS 144 retains the requirements of FAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and the fair value of the asset. FAS 144 excludes goodwill from its scope, describes a probability-weighted cash flow estimation approach and establishes a "primary-asset" approach to determine the cash flow estimation period for groups of assets and liabilities. FAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged.

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2-- Going concern:

     As shown in the accompanying consolidated financial statements, the Company had a working capital deficiency of $5,640,085 at March 31, 2002; net losses attributed to continued operations of $6,004,595 and $7,792,441 for the years ended March 31, 2002 and 2001, respectively; and an accumulated deficit of $58,731,585 at March 31, 2002. Additionally, the Company currently has no operations and has closed its main office in San Diego. The Company also has no cash and has a substantial amount of legal judgments and claims against it as discussed in Note 16. Among these are liens by the IRS for back payroll taxes. The Company is also in default on certain of its outstanding debt as discussed in Note 9. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

     Historically, the Company has funded its operations primarily through sales of common stock to, and borrowings from, its principal stockholder and sales of preferred and common stock and convertible notes payable to private investors pursuant to private placement memorandums and exemptions from registration under the Securities Act of 1933.

     Early in fiscal year 2002, the Company concluded that its existing operations would continue to require further investments of cash that it could not continue to support. Consequently, the Company initiated a program to move into an entirely different business. Accordingly, the Company took steps to exit and close down its existing operations and then use its status as a public company to acquire businesses that appear to have better prospects for growth and near term generation of positive cash flow. Since June 2001, the Company has proceeded to take actions and enter into certain agreements with two entities that appear to have the better prospects that it seeks. These actions and proceedings are summarized as follows:

     o In July 2001, the Company entered into a long-term lease agreement with Kiboga, a Texas based private company founded in February 2001 engaged in the business of the development and sale of technology software products with applications to law enforcement, defense, and intelligence. Under that lease agreement the Company gained the right to receive 80% of the revenues generated by applications of Kiboga's real-time data gathering and integration software used by law enforcement and intelligence agencies.

     o In November 2001, together with Kiboga, the Company entered into a letter of intent to merge (the "Merger") with Provo, a privately held Mexican company that is the largest distributor of Ladatel phone calling cards in Mexico. On July 18, 2002 the original Provo purchase agreement was amended to provide that Kiboga would not be part of the Merger and that the Company transfer to the sellers of Provo stock no less than 18% of the Company's shares on a fully diluted basis. The amendment requires the transfer of shares to be made no later than August 31, 2002.

     As of the date of this report, the Company has received no revenue nor incurred any operating expenses in connection with the above agreements and no assurance can be made that the Company will receive any revenues in the future.

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplates (1) that the Company will continue as a going concern (2) realization of assets and (3) satisfaction of liabilities in the ordinary course of business. If the Company is unable to raise additional capital, it may be required to take actions that may not be favorable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-- Discontinued operations:

     Previously, the Company identified and reported on two industry segments based on strategic business units that were in turn based along market lines. The Government Business Unit works primarily as a contractor for U.S. defense contractors and the U.S. Government. The Commercial Business Unit developed products to be sold for entertainment centers and home entertainment. In June 2001, the Company discontinued its Commercial Business Unit and eliminated that business segment. At March 31, 2001, the Company estimated the additional losses to be incurred until the segment's operations totally ceased and accrued an additional loss for disposal of the segment.

Note 4-- License agreement:

     On July 16, 2001, the Company entered into an exclusive 99 year Marketing and Licensing Agreement with Kiboga. The Company shall serve as marketing agent and advisor and will assume financial responsibility for all attendant expenses necessary to realize value from the License Agreement.

     Under the Agreement, the Company will pay Kiboga a 20% royalty, and receive the remaining 80% of the revenue generated by those applications of Kiboga's network data mining, acquisition and distribution software. The Company will be entitled to 100% of any profits generated by this activity in return for a payment by the Company of 29,614,274 shares of common stock (subsequently adjusted as described below) and $700,000 in cash that has not yet been paid. The agreement provides that the Company will issue an additional 1,000,000 to 15,000,000 common shares if the earnings contributed to the Company from the Kiboga software are between $8,572,727 and $29,572,727 over the next 24 months beginning July 16, 2001. Under the original agreement, if revenues were less than $6,000,000 through the next 12 months beginning July 16, 2001 then Kiboga would return 5,000,000 shares to the Company. In addition, the original agreement provided for an anti-dilution formula, which effectively ensured that Kiboga's percentage of ownership could not be diluted by future transactions. The Agreement anticipates changes in management and directors of the Company. The provision which requires the return of 5,000,000 shares and the original anti-dilution provision have both been waived.

     On October 8, 2001, a voting majority of the holders of the common stock of the Company, holding not less than a sixty percent majority did adopt and approve, by their written consent, the Kiboga transaction that was announced on September 27, 2001, and did ratify and confirm the issuance of 29,614,274 restricted shares to Kiboga under the Agreement. Accordingly, October 8, 2001 is the effective date of the transaction. On October 15, 2001, the Company issued to Kiboga 29,614,274 shares of restricted stock and on January 12, 2002 the Company issued 1,195,705 additional restricted shares under the original anti-dilution formula.

     The Company valued the License based on the trading value of the stock at the time it was issued plus a $700,000 required cash payment. On this basis, an intangible asset was recorded totaling $1,905,810. The trading value used was the average share value received in the equity issued for cash during June and July 2001, and the value of the shares received was adjusted downward by 50% for the restrictions placed upon the shares issued for the License. Additionally the Company has recorded a liability of $700,000 for the cash to be paid. Subsequently, the Company has recorded an impairment loss related to this asset due to the uncertainty of future revenue and profit streams that may be generated by the License Agreement. Accordingly, an expense in the amount of $1,905,810 was recorded during the year ended March 31, 2002 related to this write off.

     The Company has been unable to comply with all provisions of the Marketing and Licensing Agreement and Kiboga, at any time, could declare the Company in default and cancel the Agreement. Specifically, the Company has not directed its efforts to developing and marketing the Kiboga product, as envisaged in the Agreement, nor has it made the required $700,000 cash payment.

Note 5 -- Concentration of credit risk and sales to major customers:

     The Company maintained its cash balances with a financial institution and also in an uninsured money market account. At times, financial institution balances may exceed the Federal Deposit Insurance Corporation limitation for coverage thereby exposing the Company to credit risk.

     Accounts receivable are financial instruments that also expose the Company to a concentration of credit risk. The Company routinely assesses the financial strength of its customers and maintains an allowance for doubtful accounts that management believes will adequately provide for credit losses.

Note 6-- Notes receivable:

     Notes receivable at March 31, 2001, included two notes from an individual originally due on February 20, 2000. The notes accrue interest at 9.00% and are collateralized by common stock in a company owned entirely by the individual. The notes were subsequently extended several times. The last maturity date was November 18, 2000. The Company has requested repayment of the notes and, as the notes are currently in default, has reserved for the full amount of the notes plus accrued interest.

     In 2000, the Company identified a potential acquisition candidate that manufactures forensic and surveillance vehicles. The Company loaned the acquisition candidate's president $500,000 in November 1999 and an additional $100,000 in February 2000. Those notes, which were originally due in February 2000 and subsequently extended several times, are currently in default. Accordingly, in 2001 the Company fully reserved the notes and related accrued interest totalling $643,151 to continuing operations. These notes are collateralized by all of the borrower's stock in the target company. The Company believes the value of the collateral is worthless.

     On June 9, 2000, the Company purchased finished goods inventory in the amount of $330,000 from the target company. Additionally, the Company paid the target company $135,000 for the right to receive future payment on invoices to be generated by the target company upon their completion of work in progress and subsequent delivery of product. The Company has determined that the value of these assets has been impaired. As a result, a reserve of $465,000 was recorded in the period ended March 31, 2001.

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7-- Equipment, furniture and leasehold improvements:

     Equipment, furniture and leasehold improvements at March 31, 2002 and 2001 consisted of the following:

                                                        2002            2001
                                                     ----------      ------------
     Computer, other equipment and furniture         $    2,500      $  2,848,407
     Leasehold improvements                                   -           102,029
                                                     ----------      ------------
                                                     $    2,500         2,950,436
     Less accumulated depreciation and amortization           -        (2,490,342)
                                                     ----------      ------------
                                                     $    2,500      $    460,094
                                                     ==========      ============

     During the year ended March 31, 2002, the Company recognized an impairment charge of $194,416 related to property and equipment as substantially all of the Company's property, equipment and leasehold improvements were abandoned when the Company moved from San Diego to Dallas.

Note 8-- Lease commitment:

     The Company has a noncancelable operating lease for its office space which expires on March 31, 2003. Rent expense approximated $86,000 in 2002 and $343,000 in 2001. Effective March 31, 2002, the Company and its former lessor reached an agreement to cancel the Company's lease agreement and the Company moved to another location. Effective April 1, 2002, the Company entered into a new noncancelable lease agreement for office space which expires on March 31, 2003. Subsequently, the Company moved its operations from San Diego to Dallas. Although this leased premises is not being utilized by the Company, they are obligated to make the rent payments for the duration of the lease term. Future minimum lease payments under the operating lease are approximately $66,000 for the year ended March 31, 2003.

Note 9-- Notes payable:

     At March 31, 2001, the Company had an outstanding note payable with a principal balance of $50,000 that was originally due on June 22, 2001. The note was unsecured and bore interest at 10%. The note was subsequently extended to September 30, 2001. During the year ended March 31, 2002, the Company settled the note and related accrued interest by issuing 173,292 shares of common stock.

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9-- Notes payable (continued):

     In February 2001, the Company obtained a line of credit from a lender that provided for maximum borrowings not to exceed $2,500,000 to be used to provide working capital for production of its Merc Racer product by its commercial business unit and for general corporate matters. The credit facility provided that the Company pay a loan commitment fee of 8% plus costs of $205,000 and issued 1,150,000 warrants to purchase common stock. The expense relating to the warrants issued was $463,000, for a total commitment fee of $668,000. The loan fee and the fair value of the warrants was to be amortized as additional interest expense over the term of the agreement, 12 months. In addition the note bears interest at 14%. The credit agreement also provided for certain restrictive covenants dealing with, among other things, any substantial deterioration of the Company's financial condition. As of March 31, 2001, in addition to the $205,000 loan fee, the Company had drawn another $845,000 in advances. Citing a breech of the loan covenants dealing with material changes in the Company's financial condition, the lender declared the line of credit to be in default and has demanded the balance of $1,050,000 plus accrued interest be paid immediately. Since the loan has been declared to be in default, the Company has written off the entire loan fee and the fair value of the warrants as a charge to interest expense in 2001. On January 23, 2002, the Company reached a court-mandated settlement with the lender to repay a total of $1,274,148, commencing with a $72,000 payment in February 2002. The Company has not made any payments on the debt and has the total amount classified as settlement payable on the balance sheet at March 31, 2002.

     As of March 31, 2002 and 2001, the Company had borrowed $222,496 and $74,000, respectively, from certain of its officers and shareholders. The loans are unsecured, non-interest bearing and due upon demand. Additionally, during the year ended March 31, 2002 the Company borrowed $105,000 from a shareholder of the Company. This loan is unsecured, bears interest at 10% and was due on June 1, 2001. As the note is past due it currently accrues additional interest at $5,000 per month. At March 31, 2002, this loan balance, including accrued interest, was $198,750.

     At March 31, 2002, the Company had borrowed $434,398 from Kiboga. The loans are unsecured, non-interest bearing and due upon demand.

     During the year ended March 31, 2002, an additional 807,464 shares of common stock were issued to settle $301,509 of short-term notes payable. The common shares were issued at the fair value of the common stock at the date of settlements.

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 -- Warrants:

     The Company has issued warrants in conjunction with the sale of convertible notes payable, assisting the Company in acquiring capital, extending loans, as an incentive to equity investors and as part of the consideration paid to various consultants. All of the warrants issued were for services or actions that had already been rendered at the date of issuance. Based on the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") using the Black-Scholes option-pricing model and assuming a risk-free interest rate for 2002 and 2001 of 4.75% and 6%, expected warrant lives of one to five years, expected volatility of 159% to 224% and 5% to 147% and no dividends, respectively. The fair value of the warrants issued was $409,548 and $869,689 in 2002 and 2001, respectively. Each warrant entitles the holder to purchase one share of common stock upon exercise. The warrants expire at various dates from 2002 through 2010. The following is a summary of warrant activity during 2002 and 2001:

                                                                          Number of                 Exercise
                                                                           Warrants                   Price
                                                                          ---------               ------------
     Outstanding at March 31, 2000                                        7,209,096               $4.95 to $12
        Granted                                                           2,700,000               $0.60 to $12
                                                                          ---------

     Outstanding at March 31, 2001                                        9,909,096               $0.60 to $12
        Granted                                                           2,986,167               $1.00 to $2.50
        Cancelled                                                          (921,924)              $0.60 to $10
                                                                         ----------
     Outstanding at March 31, 2002                                       11,973,339               $0.60 to $12
                                                                         ==========
     Weighted average fair value of warrants granted during 2002                                         $1.03
                                                                                                  ============

     Weighted average fair value of warrants granted during 2001                                         $1.67
                                                                                                  ============

Note 11 -- Income taxes:

     The Company had net operating loss carryforwards at March 31, 2002 of approximately $46,111,000 available to reduce future Federal taxable income and approximately $14,796,000 available to reduce future state taxable income. The Federal net operating losses expire between 2007 and 2021. Pursuant to Internal Revenue Code Section 382, use of the Company's net operating loss carryforwards have been severely limited as a result of a cumulative change in ownership of more than 50% within a three-year period. The Company has net deferred tax assets at March 31, 2002 and 2001 comprised of the following:


                                                                      2002                    2001
                                                                  ------------           ------------
           Deferred tax assets:
               Net operating loss carry-forwards                  $  1,097,000           $ 14,960,000
               SFAS 123 stock option and warrant expense                37,000                569,000
               Accrued salary and vacation expense                      91,000                 91,000
               Accrued loss on disposal of segment                           -                179,000
               Other                                                         -                 33,000
                                                                   -----------           ------------
                  Totals                                             1,225,000             15,832,000
           Valuation allowance for deferred tax assets              (1,225,000)           (15,832,000)
                                                                   -----------           ------------
           Net deferred tax assets                                 $        --           $         --
                                                                   ===========           ============

                                      F-18

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 -- Income taxes (continued):

     The Company has offset the net deferred tax assets by an equivalent valuation allowance due to the uncertainties related to the extent and timing of its future taxable income.

     The expected Federal income tax benefit, computed based on the Company's pre-tax losses in 2002 and 2001 using the statutory Federal income tax rate, is reconciled to the actual tax provision reflected in the accompanying consolidated financial statements as follows:

                                                         2002             2001
                                                    ===============  ===============
 Expected tax benefit at statutory rates            $    2,042,000   $    3,444,000
 Decrease (increase) in valuation allowance             14,607,000       (3,444,000)
 Loss of NOL carryforward due to change of control     (16,649,000)              --
                                                    ---------------  ---------------
             Totals                                 $           --   $           --
                                                    ===============  ===============

Note 12-- Issuances of stock:

     During fiscal years 2002 and 2001, the Company sold shares of preferred and common stock to private investors pursuant to private placement memorandums and exemptions from registration under the Securities Act of 1933.

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

Note 12 -- Issuances of stock (continued):

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

     In June 2001 the principal shareholder of Kiboga entered into negotiations with the major holders of the Company's Series A Convertible Preferred Stock. Among certain agreements negotiated with these holders was a verbal agreement that the preferred shares would be converted at a fixed price of $0.30 per share and that the holders would waive further accruals of preferred dividends in determining the number of shares they would receive upon conversion. The Company recorded non-cash preferred stock dividends of $171,526 and $311,103 for the years ended March 31, 2002 and 2001, respectively, due to the 8% cumulative preferred stock dividend feature.

     As of March 31, 2002, all of the 5,000 shares of Series A Preferred Stock issued at a price of $5,564,559 had been converted into 18,466,468 shares of common stock.

     During 2002, the Company sold 7,235,000 shares of common stock at $.08 per share resulting in net proceeds of $585,900. In addition, the Company issued 980,756 shares of common stock to retire $357,619 of short-term debt to related parties. The Company issued 1,373,991 shares of common stock for $78,815 of services rendered (valued at the value of the services rendered) and 597,077 shares of common stock as payment for $232,860 of accounts payable.

     During 2002, the Company issued 30,809,979 shares to Kiboga as discussed in
     Note 4.

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13-- Stock options:

     The Company has three incentive stock option ("ISO") plans -- the "1991 Plan", the "1994 Plan" and the "2000 Plan". In addition, the Company granted nonqualified stock options ("NSOs") in 1994, 1995, 1997 and 1998. Information related to the plans and the other options granted follows:

                                                              Options
                                                           Outstanding at

   Year           Type          Options Authorized         March 31, 2002
-----------   -------------    ----------------------     ------------------
   1991           ISO                 1,000,000                       --
   1994           NSO                   200,000                       --
   1994           ISO                 2,000,000                1,441,667
   1995           NSO                   200,000                       --
   1997           NSO                   640,000                       --
   1998           NSO                   750,000                       --
   2000           ISO                 4,000,000                       --
                                                          ------------------
  Total                                                        1,441,667
                                                          ==================



     Generally, the plans specify that the options to purchase shares may be granted at prices which approximate their fair market value at the date of grant. At March 31, 2001, options to purchase 450,000 shares were available for future grant under the 1991 Plan. The 1991 Plan terminated on August 16, 2001.

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

     As of March 31, 2002, the Company had issued and outstanding options to purchase 1,441,667 shares and options to purchase 7,348,333 shares were available for future grant under the 1994 Plan. The 1994 Plan will terminate in July 2004 unless terminated as of an earlier date by the Board of Directors.

     Options issued under the plans and the other options granted vest over a five-year period and are exercisable over a ten-year period from the date of grant.

     The amount of compensation expense recognized relating to the granting of stock options to employees based on the fair value of the options at the grant date under the provisions of SFAS 123 and assuming a risk-free interest rate for 2002 and 2001 of 4.75% and 6%, expected option lives of 5 years, expected volatility of 185% to 229% and 5% and no dividends totaled $94,303 and $50,400 in 2002 and 2001, respectively.

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 -- Stock options (continued):

     If compensation cost for the stock options granted to employees had been determined based on the fair value of the options at the grant dates under the provisions of SFAS 123 and assuming a risk-free interest rate of 4.75%, expected option lives of one to five years, expected volatility of 185% to 229% and no dividends, the Company's net loss and net loss per share would have been increased to the pro forma amounts set forth below:

                                                                   2002             2001
                                                             --------------    -------------
        Net loss applicable to common stock attributed to    $   (6,004,595)   $ (12,552,897)
             continued operations-- as reported

        Net loss applicable to common stock attributed to
             continued operations-- pro forma                    (6,992,333)     (13,197,897)

        Net loss applicable to common stock per common share
             attributed to continued operations-- as reported          (.14)            (.76)

        Net loss applicable to common stock per common share
            attributed to continued operations-- pro forma             (.16)            (.80)

     Additional information regarding options outstanding under the Company's stock option plans at March 31, 2002 and 2001 and changes in outstanding options in 2002 and 2001 are as follows:

                                                        2002                           2001
                                              --------------------------     -------------------------
                                                              Weighted                       Weighted
                                                 Shares or     Average         Shares or      Average
                                                 Price Per    Exercise         Price Per     Exercise
                                                   Share        Price            Share        Price
                                              --------------- ----------     -------------- ----------
        Outstanding at beginning of year           4,081,851     $ 4.42          4,106,762     $ 4.31
        Granted                                    2,500,000        .36            101,089       4.95
        Exercised                                   (200,000)       .28
        Cancelled                                 (4,920,184)      6.87           (126,000)      5.14
                                              ---------------                --------------
        Outstanding at end of year                 1,441,667       1.22          4,081,851       4.42
                                              ===============                ==============
        Price range at end of year             $.20 to $7.00                     $ 2.75 to
                                                                                     $6.80

        Exercisable at end of year                   801,667       1.75          3,954,238       4.40
                                              ===============                ==============
        Available for grant at end of year         7,348,333                     4,918,149
                                              ===============                ==============
        Weighted average fair value of                             $.09                        $ 3.64
            options granted during the year

                                              F-22

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                  AND SUBSIDIY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 -- Stock options (continued):

     The following table summarizes information about stock options outstanding at March 31, 2002:

                                     Number                 Number
            Exercise               of Options             of Options
             Price                 Outstanding            Exercisable
         ---------------        ------------------     ------------------
              $0.20                  620,000                  413,333
              $0.66                  650,000                  216,667
              $7.00                  171,667                  171,667
                                   ---------                ---------
                                   1,441,667                  801,667
                                   =========                =========

Note 14 -- Related party transactions and balances:

     As part of the Kiboga transaction, discussed in Note 4, the Company incurred a $700,000 liability to Kiboga during the year ended March 31, 2002. Additionally the Company has borrowed $434,398 from Kiboga that was due on demand at March 31, 2002.

     The Company had outstanding notes payable to a shareholder of $186,500 at March 31, 2001, which were unsecured, nonconvertible and are interest free in 2001.

     The shareholder borrowed a portion of the funds used to make the loans to the Company from a group of investors by issuing notes (the "Smith Notes") with the same interest rates and due dates as the notes issued by the Company to the shareholder. In addition, the shareholder granted the holders of the Smith Notes the right to convert the principal balance and accrued interest into shares of common stock that he owns at a conversion rate of $4.50 per share.

     During 2001, the Company reduced the principal balance of, and the accrued interest on, the notes payable to the shareholder by $20,000 and $8,329, respectively, by issuing 6,296 shares of common stock to certain holders of the Smith Notes. The conversions of the principal balances and accrued interest during 2001 were at $4.50 per share, as originally provided in the conversion forms of the debt agreement.

     Loans payable to officers in the amount of $421,246 and $74,000 at March 31, 2002 and 2001, respectively, were unsecured, non-interest bearing and due upon demand.

     The subscriptions receivable from equity transactions of $327,500 that was reflected as an increase to stockholders deficiency at March 31, 2000 was evidenced by notes received as part of the consideration for the sale of common stock in 1992 to three of the Company's founding stockholders who were employees of the Company. The notes are collateralized by the shares of the Company's common stock, mature in August 2001 (except under certain specified circumstances) and bear interest at 8.2% which is payable at maturity. Because of the continued financial difficulties of the Company, there is substantial doubt that those receivables will ever be collected. Accordingly, the Company charged $327,500 to continuing operations during the year ended March 31, 2001.

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

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 -- Related party transactions and balances (continued):

     A related entity and its owners have provided advisory and introduction services to GreyStone since July 1997. In late May 2000, the Company paid the entity $150,000. In addition, the Company paid one of the owners $60,000 in July 2000, $60,000 in October 2000, and accrued $60,000 in May
     2001 for services performed through March 31, 2001. The current service agreement expires on September 30, 2001 and includes tasking to develop sales and marketing programs, assist with possible acquisition or joint venture opportunities, locate and attract third party debt or equity funding for the company or its major interests, and provide general management services.

     In July 1999, a professional services agreement was entered into between the Company and the Pointe Force Company, Inc. ("Pointe Force"), an entity owned by a director and officer of the Company. Pointe Force supports the Company in the areas of mergers and acquisitions, strategic planning, corporate financing and relations with the investment community. Under this mutually extendable one-year advisory services agreement, the director of Pointe Force was compensated in the amount of $11,000 per month, exclusive of expenses. Additionally, the Company loaned $20,000 on August 6, 1999, $10,000 on September 22, 1999 and $20,000 on November 17, 1999 to Pointe Force and its principal. All loans were for a one-year term and plus interest at 8.75% per year. All of the loans have matured and are in default. The Company has recorded a valuation reserve of $56,635 during the year ended March 31, 2001 and the Company has deferred collection of the note. Since December 1, 2000 the director has continued to serve on the board and under the terms of the advisory services agreement has continued to support the Company on behalf of Pointe Force without compensation. After the resignation of the former Chairman, Chief Executive Officer and Founder of the Company on March 25, 2002 and the resignation of all other directors of the Company, this director has continued to serve as the sole director of the Company without compensation.

Note 15 -- Employee benefit plan:

     The Company maintained a defined contribution "Section 401(k)" retirement plan which covered all full-time eligible employees. Employees could elect to contribute a portion of their salaries directly to the plan, up to the maximum allowed by the Internal Revenue Code. The Company matched, on a discretionary basis, up to 50% of each participant's annual contributions to the plan; however, the Company's matching contribution could not exceed 8% of the participant's annual compensation. The Company did not make any contributions in 2002 and made contributions of approximately $1,000 in 2001. The 401K plan was terminated in May 2002.

Note 16-- Litigation:

Pending Litigation

     As of July 1, 2002 seven former employees claim that the Company owes them $168,000 for back pay and expenses in amounts that range from $4,719 to $55,140. In addition, three former officers, Mr. Smith, Mr. Aldern and Mr. Beaudet, claim that the Company owes them a total of $301,200 in back pay and $9,742 in expenses. These three claims range from $75,230 to $140,000. The Company expects that these pending claims will result in litigation or labor proceedings. At March 31, 2002, the Company has accrued liabilities of $478,942 related to these claims.

     On May 8, 2002 USA TALKS.COM, INC filed a complaint for constructive trust and damages in the Superior Court of the State of California, County of Los Angeles, Case No. BC259794 and named GreyStone Technologies as one of seventeen defendants named in the complaint. The complaint asserts that a "stock scam" caused the plaintiff to suffer over $50 million in investment equity losses while the defendants "made off with over $15 million in ill-gotten gains." Mr. Gelbard and Mr. Beaton are individual defendants among others that the plaintiff names along with four individual lawyers and the law firm. In the past GreyStone had engaged the services of Mr. Gelbard as a financial advisor, however GreyStone has never had any connection with, relationship with or awareness of USA TALK.COM. The complaint asserts that " at a minimum, the plaintiff believes that GreyStone Technologies was involved in the pump and dump scam by means of its receipt of illegal profit and/or securities, following Gelbard and/or Beaton's illicit receipt of free trading stock pursuant to S8 registration and through distribution of same by Gelbard and/or Beaton." The Company believes that inclusion of GreyStone in the complaint has no basis, substance or merit in fact.

     Since December 8, 2001 five vendors have filed complaints for payments totaling $43,324 that range in amounts from $1,450 to $14,987. This amount is included in accounts payable at March 31, 2002.

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-- Litigation (continued):

     On May 25, 2001 a lawsuit was filed against GreyStone by Mahan & Nash, a public relations service provider, in the Superior Court of the State of California, County of Los Angeles for the payment of $68,102 under a written contract. The Company answered with a general denial. A final status conference was held on May 1, 2002 with a trial date set for May 6, 2002. The Company was not able to answer at the conference or trial. The Company has not received a notice of judgment as of the date of this filing. At March 31, 2002 the Company has recorded a liability of $68,102 related to this lawsuit.

Judgments, Liens and Labor Awards

     As of July 31, 2002 the Internal Revenue Service ("IRS") has given the Company notice of Federal Tax Lien filings for employment-related taxes for the period ending December 31, 2001. The IRS has from time to time adjusted the total amount due based upon recalculations, but the Company believes that its total exposure to all such amounts will not exceed $210,000 and at March 31, 2002 has recorded a liability for this amount.

     As of July 1, 2002 the State of California Division of Labor Standard Enforcement had awarded $187,995 to seven former Company employees for back wages due and associated penalties. The awards range from $6,441 to $70,444. In addition, at July 1, 2002, seven other employees have filed claims totaling $181,888 for unpaid wages, six with the State of California and one with State of Oklahoma. These claims range from $4,025 to $74,959. At March 31, 2002 the Company has accrued $369,883 related to these awards and claims.

     Since April 16, 2002 we have received five different notices of judgment in California trial courts totaling $327,564 that range in amounts from $23,250 to $138,305 based upon amounts allegedly owed vendors and a recruiting consultant. This amount is included in amounts payable at March 31, 2002.

     On June 29, 2001 a lawsuit was filed in the Superior Court of the State of California, County of San Diego against the Company and Richard A. Smith, the Company's former Chairman and Chief Executive Officer, by Capital Solutions Fund LLC (the lender of the Company's February 2001 line of credit) for breach of contract and fraud. A total of $1,045,000 (including $200,000 in loan fees) was drawn on the line of credit before the lender, Capital Solutions Fund, called the line as a result of the March 2001 dissolution of the Company's exclusive distributor of the MercRacer entertainment system by that distributor's parent corporation. On June 7, 2002 the Company received a notice of entry of judgment in the amount of $1,274,148. This amount is recorded as a liability at March 31, 2002.

     On December 29, 2000 the Company initiated a temporary suspension of conversions of Series A preferred stock into common stock in order to prevent further degradation in the market price of the Company's common stock. On January 5, 2001 one of the 13 Series A preferred stockholders filed suit against the Company in the United States District Court, Southern District of New York for breach of contract for failure to honor conversions, and for an order to compel the Company to honor conversions. The stockholder also asked for a temporary injunction to be issued compelling the Company to honor any of stockholder's conversion notices. The order was granted on January 12, 2001. A second preferred stockholder joined the suit in March 2001, and the case was dismissed on June 19, 2001. A similar case was filed in the same court by a group of four other preferred stockholders on March 2, 2001, and the case was dismissed on March 23, 2001. As of March 31, 2002 all of the Series A preferred stockholders have converted all of their preferred shares into our common stock.

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17-- Subsequent events:

     As of the date of this report, all Company officers have resigned and there is only one director of the Company and the Company has ceased all operation.

     On May 22, 2002 the Company entered into an agreement with Kiboga to cure the Company's default on meeting the terms of the Marketing and Licensing Agreement. Under the terms of the new agreement the Company waives the revenue requirement and earnings tests that Kiboga must achieve to receive upon closing an additional fifteen million shares of the Company's common stock and the Company agrees to pay Kiboga $700,000 cash due
     Kiboga upon signing the original agreement on May 22, 2003 instead conditioned upon the closing of the Merger.

     On June 25, 2002 the Company entered into a stock purchase agreement (the "Purchase Agreement") to acquire all of the stock of Provo for shares of GreyStone. This purchase will transfer to the sellers of all of the Provo stock no less than 40% of GreyStone's shares on a fully diluted basis. At the same time the Company entered into negotiations to merge Kiboga into a new wholly owned subsidiary of GreyStone to be formed to complete the Merger.

                       GREYSTONE DIGITAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 -- Subsequent events (continued):

     On July 18, 2002 the Purchase Agreement of June 25, 2002 was amended to provide that GreyStone transfer to the sellers of Provo stock no less than 18% of GreyStone's shares on a fully diluted basis rather than the original agreement which provided that GreyStone would transfer 40% of GreyStone's shares and that Kiboga transfer to the sellers of Provo 50% of GreyStone's stock held be Kiboga. The amendment stipulated that the transfer of shares shall occur no later than August 31, 2002. In addition the amendment to the Purchase Agreement released GreyStone and Kiboga from their respective obligations to consummate the Merger as contemplated in the Purchase Agreement, to escrow GreyStone shares and cash and to pay other consideration under the Purchase Agreement signed on June 25, 2002.

     On July 18, 2002 the Company announced the close on all terms precedent to effecting the Purchase Agreement with Provo and our intention to change our name to Provo International as soon as possible. The agreement with Provo is dependent upon the Company becoming current on its SEC filing.

     As of July 30, 2002 GreyStone has received no operating revenues nor incurred any operating expenses as a consequence of the agreements set forth above. Since November 2001 Kiboga has loaned funds to GreyStone from time to time to help GreyStone fund certain administrative, legal and professional expenses necessary for effecting the contemplated merger of Provo and Kiboga into GreyStone.

                       GREYSTONE DIGITAL TECHNOLOGY, INC.

                                 EXHIBITS INDEX

Exhibit
Number     Description
--------   -----------

10.1     Kiboga/GreyStone Lease Agreement
10.2     Kiboga/GreyStone Stock Purchase Agreement
10.3     Provo/GreyStone Stock Purchase Agreement with Amendment
99.1 Certification of Director Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.