Form 10QSB
period 2002-06-30
GREYSTONE DIGITAL TECHNOLOGY INC
filed 2002-08-20
CIK 840254

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

                                 ---------------
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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


            15303 North Dallas Parkway, Suite 1150, Addison, TX 75001
            ---------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (972) 458-3900
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        TITLE OF EACH CLASS                  OUTSTANDING AT June 30, 2002
        -------------------                  ----------------------------

   Common Stock, $.001 par value                      75,588,326

INDEX

                       GREYSTONE DIGITAL TECHNOLOGY, INC.

                                                                                                   Page No.
                                                                                                   --------

PART I.  FINANCIAL INFORMATION FOR GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

         Item 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at June 30, 2002 (unaudited) and
                          March 31, 2002                                                              3

                  Consolidated Statements of Operations (unaudited) for the three months
                          ended June 30, 2002 and 2001                                                4

                  Consolidated Statements of Cash Flows (unaudited) for the three months
                          ended June 30, 2002 and 2001                                                5

                  Notes to Consolidated Unaudited Financial Statements                                6

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                13

         Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                                        14

PART II. OTHER INFORMATION                                                                           14

         Item 1.  LEGAL PROCEEDINGS                                                                  14

         Item 2.  CHANGES IN SECURITIES                                                              15

         Item 3.  DEFAULTS UPON SENIOR SECURITIES                                                    15

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                16

         Item 5.  OTHER INFORMATION                                                                  16

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                   16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                June 30,            March 31,
                                                                                  2002                2002
                                                                            -----------------   ------------------
                                                                               (Unaudited)
                                                     ASSETS

Current assets:
  Accounts receivable                                                                  $1,649              $1,649
                                                                            -----------------    ----------------
                           Total current assets                                         1,649               1,649
Equipment, furniture and leasehold improvements, net                                    2,500               2,500
                                                                            -----------------    ----------------
                           Total assets                                                $4,149              $4,149
                                                                            =================    ================

                                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable and accrued expenses                                            $2,860,126          $2,811,942
  Settlement payable - line of credit                                               1,274,148           1,274,148
  Notes payable to related parties                                                    794,631             855,644
  Due Kiboga for license agreement                                                    700,000             700,000
                                                                            -----------------    ----------------
                           Total liabilities                                        5,628,905           5,641,734
                                                                            -----------------    ----------------


Commitments and contingencies (Note 5)
Stockholders' deficiency:
  Common stock, $.001 par value; 100,000,000 shares authorized;
    75,866,978 and 75,756,977 shares issued                                            75,867              75,757
  Additional paid in capital                                                       53,126,101          53,096,544
  Accumulated deficit                                                             (58,748,423)        (58,731,585)
  Treasury stock, at cost, 278,652 shares                                             (78,301)            (78,301)
                                                                            -----------------    ----------------
                           Total stockholders' deficiency                          (5,624,756)         (5,637,585)
                                                                            -----------------    ----------------
                           Total liabilities and stockholders' deficiency              $4,149              $4,149
                                                                            =================    ================

See Notes to Consolidated Financial Statements

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                     Three months ended
                                                                                          June 30,
                                                                                  2002               2001
                                                                            ------------------ ------------------

Revenues                                                                             $230,307           $714,257

Expenses
   Cost of revenues                                                                   144,118            362,038
   Marketing and sales                                                                      0            190,952
   Research and development                                                                 0            146,681
   General and administrative                                                         103,027            651,308
                                                                            -----------------   ----------------
       Total expenses                                                                 247,145          1,350,979
                                                                            -----------------   ----------------
Loss from operations                                                                  (16,838)          (636,722)

Other income (expense)
   Interest income                                                                          0             17,500
   Interest expense                                                                         0           (23,284)
   Miscellaneous                                                                            0                610
                                                                            -----------------   ----------------

       Total other income (expense)                                                         0             (5,174)
                                                                            -----------------   ----------------

Net loss                                                                              (16,838)          (641,896)

Preferred stock dividends

   Imputed cumulative stock dividends at 8%                                                 0            (66,127)
                                                                            -----------------   ----------------

Net loss applicable to common stockholders                                           $(16,838)         $(708,023)
                                                                            =================   ================


Basic and diluted net loss per common share                                            $(0.00)            $(0.04)
                                                                            =================   ================

Weighted average number of common shares outstanding,
    basic and diluted                                                              75,531,476          19,633,675
                                                                            =================   =================

See Notes to Consolidated Financial Statements.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                       Three months ended June 30,
                                                                                         2002                2001
                                                                                  -------------------  -----------------
Operating activities:
     Net loss                                                                                $(16,838)         $(641,896)
     Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
           Depreciation and amortization                                                            0             55,293
           Compensation expense recorded upon issuance of warrants
             and compensatory stock options                                                         0            172,991
           Changes in operating assets and liabilities:
                Accounts receivable                                                                 0             53,287
                Other assets                                                                        0            (29,533)
                Accounts payable and accrued expenses                                          77,851           (160,595)
                                                                                  -------------------  -----------------
                     Net cash provided by (used in) operating activities of
                         continuing operations                                                 61,013           (550,453)
                     Net cash used relating to discontinued operations                              0           (373,154)
                                                                                  -------------------  -----------------
                              Net cash provided by (used in) operating activities              61,013           (923,607)
                                                                                  -------------------  -----------------
Financing activities:
      Net proceeds from issuances of short term notes payable                                       0            287,000
      Repayments of short term notes payable                                                        0            (75,000)
      Net repayments of notes payable to related parties                                      (61,013)                 0
      Sale of common stock for cash                                                                 0            466,000
                                                                                  -------------------  -----------------
                   Net cash (used in) provided by financing activities                        (61,013)           678,000
                                                                                  -------------------  -----------------

Net decrease in cash and cash equivalents                                                           0           (245,607)
                                                                                  -------------------- -----------------

Cash and cash equivalents beginning of period                                                       0            383,970
                                                                                  -------------------  -----------------

Cash and cash equivalents end of period                                                            $0           $138,363
                                                                                  ===================  =================

Supplemental disclosure of cash flow data:
     Interest paid                                                                                 $0            $41,616
                                                                                  ===================  =================

Supplemental disclosure of non cash investing and financing activities

     Common stock issued upon conversion of convertible preferred stock                            $0           $698,720
                                                                                  ===================  =================
     Common stock issued as payment for:
          Notes payable to stockholder and employee                                                $0            $55,000
                                                                                  ===================  =================
          Imputed preferred stock dividend                                                         $0            $66,127
                                                                                  ===================  =================
          Settlement of payroll liability through exercise of stock options                   $29,667                 $0
                                                                                  ===================  =================

See Notes to Consolidated Financial Statements.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - Unaudited interim financial statements:

              The interim financial statements of GreyStone Digital Technology, Inc. ("GreyStone" or the "Company") at June 30, 2002 and for the three months ended June 30, 2002 and 2001, are unaudited, and include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation. The March 31, 2002 balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended March 31, 2002.

              The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three months ended June 30, 2002 are not necessarily indicative of the results that can be expected for the entire fiscal year.

Note 2 - Going concern:

              The unaudited condensed consolidated financial statements include the accounts of GreyStone Digital Technology, Inc, formerly Express Capital Concepts, Inc. and GreyStone Technology, Inc. ("GreyStone" or the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

              As shown in the accompanying consolidated financial statements at June 30, 2002, the Company had a working capital deficiency of $5,627,256 and a stockholders' deficiency of $5,624,756, and has incurred an accumulated deficit from losses since its inception of $58,748,423. Additionally, the Company currently has no operations and has closed its main office in San Diego. The Company also has no cash and has a substantial amount of legal judgments and claims against it as discussed in Note 5. Among these are liens by the IRS for back payroll taxes. Additionally, the Company is in default on certain of its outstanding debt as discussed in Note 5. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

              Historically, the Company has funded deficits from its business operations primarily through sales of common stock to and borrowings from its principal stockholders and sales of common stock and convertible notes payable to private investors pursuant to private placement memorandums and exemptions from registration under the Securities Act of 1933. The Company plans to continue to operate by consummating the transactions noted in Note 4 below. However, no assurance can be made that the Company will be successful in consummating these transactions.

              Early in fiscal year 2002, the Company concluded that its existing operations would continue to require further investments of cash that its principal shareholders could not continue to provide. Consequently, the Company initiated a program to move into an entirely different business. Accordingly, the Company took steps to exit and close down its existing operations and then use its status as a public company to acquire businesses that appear to have better prospects for growth and near term generation of positive cash flow. Since June 2001, the Company has proceeded to take actions and enter into certain agreements with two entities, Provo ("Provo") and Kiboga, Inc. ("Kiboga"), that appear to have the better prospects that it seeks. These agreements, actions and proceedings are summarized below and in Note 4 herein and in the Company's 10-KSB for the year ended March 31, 2002.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 2 - Going concern (continued):

              The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplates (1) that the Company will continue as a going concern, (2) realization of assets and (3) satisfaction of liabilities in the ordinary course of business. If the Company is unable to raise additional capital, or consummate the transactions contemplated below and in
              Note 4, it may be required to take actions that may not be favorable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

              On July 16, 2001, the Company entered into an exclusive 99 year Marketing and Licensing Agreement with Kiboga. The Company shall serve as marketing agent and advisor and will assume financial responsibility for all attendant expenses necessary to realize value from the License Agreement.

              On April 5, 2002 at a meeting of shareholders called by the shareholders the shareholders adopted resolutions to ratify and approve, among other considerations, the methods that the Company may use to merge with Provo and, as soon as possible, the spin-off, sale or disposition of the Company's only operating subsidiary, GreyStone Technology, Inc.

              As of May 2002 the Company had not been able to comply with all provisions of the Marketing and Licensing Agreement with Kiboga described in Note 4 and in the Form 10-KSB for the fiscal year ended March 31, 2002.

              On May 22, 2002 the Company entered into an agreement with Kiboga to cure the Company's default on meeting the terms of the Marketing and Licensing Agreement. Under the terms of the new agreement the Company waived the revenue requirement and earnings tests that Kiboga must achieve to receive an additional fifteen million shares of the Company's common stock upon closing and the Company agreed instead to pay Kiboga $700,000 cash on May 22, 2003, conditioned upon the closing of the Merger with Provo, as discussed below.

              On June 25, 2002 the Company entered into a stock purchase agreement (the "Purchase Agreement") to acquire all of the stock of Provo for shares of GreyStone. This purchase will transfer to the sellers of the Provo stock no less than 40% of GreyStone's common shares on a fully diluted basis. At the same time the Company entered into negotiations to merge Kiboga into a new wholly owned subsidiary of GreyStone to be formed to complete the Merger.

              On July 18, 2002 the Purchase Agreement of June 25, 2002 was amended to provide that GreyStone transfer to the sellers of Provo stock no less than 18% of GreyStone's common shares on a fully diluted basis rather than the original agreement which provided that GreyStone would transfer 40% of GreyStone's common shares and that Kiboga transfer to the sellers of Provo 50% of Kiboga's common stock. The amendment stipulated that the transfer of GreyStone's and the seller's Provo shares shall occur no later than August 31, 2002. In addition, the amendment to the Purchase Agreement released GreyStone and Kiboga from their respective obligations to consummate the Merger as contemplated in the Purchase Agreement, to escrow GreyStone common shares and $5,000,000 of cash and to transfer other consideration in order to conclude the Purchase Agreement.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 2 - Going concern (continued):

              On July 18, 2002 the Company announced the close on all terms precedent to effecting the Purchase Agreement with Provo and our intention to change our name to Provo International as soon as possible. The agreement with Provo is dependent upon the Company becoming current on its SEC filings.

              As of July 30, 2002 GreyStone has received no operating revenues nor incurred any operating expenses as a consequence of the agreements set forth above. Since November 2001 Kiboga has loaned funds to GreyStone from time to time to help GreyStone fund certain administrative, legal and professional expenses necessary for effecting the contemplated merger of Provo and Kiboga into GreyStone. As at June 30, 2002 Kiboga held $363,476 of GreyStone demand notes for such loans.

Note 3 - Earnings (loss) per share:

              Since the Company had losses applicable to common stock in the three month periods ended June 30, 2002 and 2001, the assumed effects of the exercise of outstanding stock options, warrants and convertible preferred stock were anti-dilutive and, accordingly, dilutive per share amounts are equal to basic per share amounts. Such options, warrants and convertible preferred stock could potentially dilute basic earnings per share in the future.

Note 4 - License agreement:

              On July 16, 2001, the Company entered into an exclusive 99 year Marketing and Licensing Agreement with Kiboga. The Company shall serve as marketing agent and advisor and will assume financial responsibility for all attendant expenses necessary to realize value from the License Agreement.

              Under the Agreement, the Company will pay Kiboga a 20% royalty, and receive the remaining 80% of the revenue generated by those applications of Kiboga's network data mining, acquisition and distribution software. The Company will be entitled to 100% of any profits generated by this activity in return for a payment by the Company of 29,614,274 shares of common stock (subsequently adjusted as described below) and $700,000 in cash that has not yet been paid. The agreement provided that the Company would issue an additional 1,000,000 to 15,000,000 common shares if the earnings contributed to the Company from the Kiboga software are between $8,572,727 and $29,572,727 over the next 24 months beginning July 16, 2001. Under the original agreement, if revenues were less than $6,000,000 through the next 12 months beginning July 16, 2001 then Kiboga would return 5,000,000 shares to the Company. In addition, the original agreement provided for an anti-dilution formula, which effectively ensured that Kiboga's percentage of ownership could not be diluted by future transactions. The Agreement anticipates changes in management and directors of the Company. The provision which requires the return of 5,000,000 shares and the original anti-dilution provision have both been waived.

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

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - License agreement (continued):

              The Company valued the License based on the trading value of the stock at the time it was issued plus a $700,000 required cash payment. On this basis, an intangible asset was recorded totaling $1,905,810. The trading value used was the average share value received in transactions where equity was issued for cash during June and July 2001, and the value of the shares received was adjusted downward by 50% for the restrictions placed upon the shares issued for the License. Additionally, the Company has recorded a liability of $700,000 for the cash to be paid. During the year ended March 31, 2002, the Company recorded an impairment loss related to this asset due to the uncertainty of future revenue and profit streams that may be generated by the License Agreement. Accordingly, an expense in the amount of $1,905,810 was recorded during the year ended March 31, 2002 related to this write off.

              The Company has been unable to comply with all provisions of the Marketing and Licensing Agreement and Kiboga, at any time, could declare the Company in default and cancel the Agreement. Specifically, the Company has not directed its efforts to developing and marketing the Kiboga product, as envisioned in the Agreement, nor has it made the required $700,000 cash payment.

              On May 22, 2002 the Company entered into an agreement with Kiboga to cure the Company's default on meeting the terms of the Marketing and Licensing Agreement. Under the terms of the new agreement the Company waived the revenue requirement and earnings tests that Kiboga must achieve to receive an additional fifteen million shares of the Company's common stock upon closing and the Company agreed instead to pay Kiboga $700,000 cash on May 22, 2003 conditioned upon the closing of the Merger with Provo.

Note 5 - Legal proceedings:

Pending litigation

              As of July 1, 2002 seven former employees claim that the Company owes them $168,000 for back pay and expenses in amounts that range from $4,719 to 55,140. In addition, three former officers, Mr. Smith, Mr. Aldern and Mr. Beaudet, claim that the Company owes them a total of $301,200 in back pay and $9,742 in expenses. These three claims range from $75,230 to $140,000. The Company expects that these pending claims will result in litigation or labor proceedings. At June 30, 2002, the Company has accrued liabilities of $478,942 related to these claims.

              On May 8, 2002 USA TALKS.COM, INC filed a complaint for constructive trust and damages in the Superior Court of the State of California, County of Los Angeles, Case No. BC259794 and included GreyStone Technologies as one of seventeen defendants named in the complaint. The complaint asserts that a "stock scam" caused the plaintiff to suffer over $50 million in investment equity losses while the defendants "made off with over $15 million in ill-gotten gains." Mr. Gelbard and Mr. Beaton are individual defendants among others that the plaintiff names along with four individual lawyers and a law firm. In the past GreyStone had engaged the services of Mr. Gelbard as a financial advisor, however GreyStone has never had any connection with, relationship with or awareness of USA TALK.COM. The complaint asserts that " at a minimum, the plaintiff believes that GreyStone Technologies was involved

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Legal proceedings (continued):

              in the pump and dump scam by means of its receipt of illegal profit and/or securities, following Gelbard and/or Beaton's illicit receipt of free trading stock pursuant to S8 registration and through distribution of same by Gelbard and/or Beaton." The Company believes that inclusion of GreyStone in the complaint has no basis, substance or merit in fact.

              Since December 8, 2001 five vendors have filed complaints for payments totaling $43,324 that range in amounts from $1,450 to $14,987. This amount is included in accounts payable at June 30, 2002.

              On May 25, 2001 a lawsuit was filed against GreyStone by Mahan & Nash, a public relations service provider, in the Superior Court of the State of California, County of Los Angeles for the payment of $68,102 under a written contract. The Company answered with a general denial. A final status conference was held on May 1, 2002 with a trial date set for May 6, 2002. The Company was not able to answer at the conference or trial. The Company has not received a notice of judgment as of the date of this filing. At June 30, 2002 the Company has recorded a liability of $68,102 related to this lawsuit.

Judgments, Liens and Labor Awards

              As of July 31, 2002 the Internal Revenue Service ("IRS") has given the Company notice of Federal Tax Lien filings for employment-related taxes for the period ending December 31, 2001. The IRS has, from time to time, adjusted the total amount due based upon recalculations, but the Company believes that its total exposure to all such amounts will not exceed $210,000 and at June 30, 2002 has recorded a liability for this amount.

              As of July 1, 2002 the State of California Division of Labor Standard Enforcement had awarded $187,995 to seven former Company employees for back wages due and associated penalties. The awards range from $6,441 to $70,444. In addition, at July 1, 2002, seven other employees have filed claims totaling $181,888 for unpaid wages, six with the State of California and one with State of Oklahoma. These claims range from $4,025 to $74,959. At June 30, 2002 the Company has accrued $369,883 related to these awards and claims.

              Since April 16, 2002 the Company has received five different notices of judgment in California trial courts totaling $327,564 that range in amounts from $23,250 to $138,305 based upon amounts owed vendors and a recruiting consultant. This amount is included in accounts payable at June 30, 2002.

              On June 29, 2001 a lawsuit was filed in the Superior Court of the State of California, County of San Diego against the Company and Richard A. Smith, the Company's former Chairman and Chief Executive Officer, by Capital Solutions Fund LLC (the lender of the Company's February 2001 line of credit) for breach of contract and fraud. A total of $1,045,000 (including $200,000 in loan fees) was drawn on the line of credit before the lender, Capital Solutions Fund, called the line as a result of the March 2001 dissolution of the Company's exclusive distributor of the MercRacer entertainment system by that distributor's parent corporation. On June 7, 2002 the Company received a notice of entry of judgment in the amount of $1,274,148. This amount is recorded as a liability at June 30, 2002.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 - Equity transactions:

             From April 1, 2002 through June 30, 2002 the Company issued 110,001 shares of common stock related to the exercise of employee stock options. The exercise price of the options totaling $29,667 was recorded as a reduction of accrued payroll.

Note 7 - Notes Payable:

             For the three months ended June 30, 2002, the Company made payments of $84,000 and received borrowings of $22,991 from Kiboga. The loans are unsecured, non-interest bearing and due upon demand.

Note 8 - Subsequent events:

             On August 19, 2002 the Board of Directors appointed Mr. Jack Kirschling to be the Company's interim Chairman and Chief Executive Officer until such time as a new Board of Directors is in place and the Board of Directors accepted the resignation of Mr. Jon M. Reynolds from the Board of Directors of the Company.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Revenues for the three-months ended June 30, 2002 were $230,307 as compared to $714,257 for the three-months ended June 30, 2001, reflecting a decline in revenue of $483,950 or approximately 67.8%. The reduction was due to the cessation of all remaining business operations in May 2002. At a shareholder's meeting held April 5, 2002 the shareholders approved the disposition of GreyStone Technology, Inc., the Company's wholly owned subsidiary that carried on its government business.

Cost of revenues decreased to $144,118 during the current three-month period, as compared to $362,038 for the same three-month period in the previous year. As a percentage of revenues, costs of revenues were approximately 62.6% in the current period, compared to 50.7% in the previous period. Cost of revenues decreased in the current period due to the cessation of government business as noted above.

Marketing and sales expenses were $0 for the quarter ended June 30, 2002 compared to $190,952 or 27% of revenues for the same period last year. The decrease in marketing and sales expenses was the result of the cessation of business noted above.

Research and development expenses decreased to $0 for the current period, compared to $146,681 for the previous period. The decrease was due to the cessation of business noted above.

General and administrative expenses were $103,027 in the current period, compared to $651,308 for the previous period, a decrease of $548,281. The reductions were the result of the Company cessation of operations, layoff of all employees and curtailing expenditures except those costs necessary to maintaining the Company's existence as a public reporting Company.

The Company recorded a non-cash preferred stock dividend of $0 for the three month period ended June 30, 2002, as compared to $66,127 for the three month period ended June 30, 2001, for the 8% preferred stock dividend feature provided for in the Series A Convertible Preferred Stock. No preferred stock dividend was accrued in the current quarter since all of the preferred stock had been converted to common stock as of March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities of continuing operations for the three months ended June 30, 2002 was $61,013 whereas cash used for operating activities of continuing operations in the three months ended June 30, 2001 was $550,453. The net loss for the current three-month period was $16,838, a decrease of $625,058 from the previous reporting period net loss amount of $641,896. Non-cash expenses for depreciation and compensation expense in the current period were $0 as compared to $228,284 in the previous reporting period. Additionally, during the current three-month reporting period, accounts payable and accrued expenses increased by $77,851 and the Company settled $29,667 of payroll liability through the exercise of stock options. For the three months ended June 30, 2001, accounts payable and accrued payables decreased by $160,595. The net cash used in discontinued operations was $0 this three-month period as compared to $373,154 used in discontinued operations for the same period of the prior year.

There was no cash used in investing activities during the three months ended June 30, 2002 or 2001.

Net cash used in financing activities was $61,013 in this current three-month period, as compared to $678,000 for the same period last year. All of the $61,013 of net cash used in the current period was for repayment of notes payable to related parties. The $678,000 of the cash provided for financing activities in the previous period was the net result of the placement of $287,000 of short term notes payable and $466,000 from the sale of common stock in a private placement to a group of private investors and is reported net of a 10% commission and related legal fees. The Company also repaid $75,000 of short-term notes payable during the quarter ended June 30, 2001. The Company used the net proceeds for product development and general corporate purposes.

At June 30, 2002 and March 31, 2002, the Company had no cash. The Company anticipates that in the future, it will need to consummate the transactions contemplated in Note 2 and Note 4 in order to continue to operate.

Historically, the Company has funded deficits from its business operations primarily through sales of common stock to and borrowings from its principal stockholders and sales of common stock and convertible notes payable to private investors pursuant to private placement memorandums and exemptions from registration under the Securities Act of 1933. The Company plans to continue to operate by consummating the transactions noted in Note 4 to the financial statements. However, no assurance can be made that the Company will be successful in consummating these transactions.

As of the date of this filing, the Company had almost no current assets and current liabilities of $5,628,905. The Company currently has no ability to pay these amounts due and will need to complete the transactions discussed above or raise capital in order to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Pending litigation

       As of July 1, 2002 seven former employees claim that the Company owes them $168,000 for back pay and expenses in amounts that range from $4,719 to 55,140. In addition, three former officers, Mr. Smith, Mr. Aldern and Mr. Beaudet, claim that the Company owes them a total of $301,200 in back pay and $9,742 in expenses. These three claims range from $75,230 to $140,000. The Company expects that these pending claims will result in litigation or labor proceedings. At June 30, 2002, the Company has accrued liabilities of $478,942 related to these claims.

       On May 8, 2002 USA TALKS.COM, INC filed a complaint for constructive trust and damages in the Superior Court of the State of California, County of Los Angeles, Case No. BC259794 and included GreyStone Technologies as one of seventeen defendants named in the complaint. The complaint asserts that a "stock scam" caused the plaintiff to suffer over $50 million in investment equity losses while the defendants "made off with over $15 million in ill-gotten gains." Mr. Gelbard and Mr. Beaton are individual defendants among others that the plaintiff names along with four individual lawyers and a law firm. In the past GreyStone had engaged the services of Mr. Gelbard as a financial advisor, however GreyStone has never had any connection with, relationship with or awareness of USA TALK.COM. The complaint asserts that " at a minimum, the plaintiff believes that GreyStone Technologies was involved in the pump and dump scam by means of its receipt of illegal profit and/or securities, following Gelbard and/or Beaton's illicit receipt of free trading stock pursuant to S8 registration and through distribution of same by Gelbard and/or Beaton." The Company believes that inclusion of GreyStone in the complaint has no basis, substance or merit in fact.

       Since December 8, 2001 five vendors have filed complaints for payments totaling $43,324 that range in amounts from $1,450 to $14,987. This amount is included in accounts payable at June 30, 2002.

       On May 25, 2001 a lawsuit was filed against GreyStone by Mahan & Nash, a public relations service provider, in the Superior Court of the State of California, County of Los Angeles for the payment of $68,102 under a written contract. The Company answered with a general denial. A final status conference was held on May 1, 2002 with a trial date set for May 6,2002. The Company was not able to answer at the conference or trial. The Company has not received a notice of judgment as of the date of this filing. At June 30, 2002 the Company has recorded a liability of $68,102 related to this lawsuit.

Judgments, Liens and Labor Awards

       As of July 31, 2002 the Internal Revenue Service ("IRS") has given the Company notice of Federal Tax Lien filings for employment-related taxes for the period ending December 31, 2001. The IRS has, from time to time, adjusted the total amount due based upon recalculations, but the Company believes that its total exposure to all such amounts will not exceed $210,000 and at June 30, 2002 has recorded a liability for this amount.

       As of July 1, 2002 the State of California Division of Labor Standard Enforcement had awarded $187,995 to seven former Company employees for back wages due and associated penalties. The awards range from $6,441 to $70,444. In addition, at July 1, 2002, seven other employees have filed claims totaling $181,888 for unpaid wages, six with the State of California and one with State of Oklahoma. These claims range from $4,025 to $74,959. At June 30, 2002 the Company has accrued $369,883 related to these awards and claims.

       Since April 16, 2002 the Company has received five different notices of judgment in California trial courts totaling $327,564 that range in amounts from $23,250 to $138,305 based upon amounts allegedly owed vendors and a recruiting consultant. This amount is included in accounts payable at June 30, 2002.

       On June 29, 2001 a lawsuit was filed in the Superior Court of the State of California, County of San Diego against the Company and Richard A. Smith, the Company's former Chairman and Chief Executive Officer, by Capital Solutions Fund LLC (the lender of the Company's February 2001 line of credit) for breach of contract and fraud. A total of $1,045,000 (including $200,000 in loan fees) was drawn on the line of credit before the lender, Capital Solutions Fund, called the line as a result of the March 2001 dissolution of the Company's exclusive distributor of the MercRacer entertainment system by that distributor's parent corporation. On June 7, 2002 the Company received a notice of entry of judgment in the amount of $1,274,148. This amount is recorded as a liability at June 30, 2002.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A meeting of our stockholders took place on April 5, 2002 pursuant to notice and call by stockholders holding more than ten percent (10%) of our issued and outstanding common stock. A total of 50.5 million shares were present out of a total number of issued and outstanding shares of 75,633,546.

     1) Approved the method which we anticipated using to go forward with a potential merger with Provo; and
     2) Approved the disposition of our subsidiary Greystone Technology, Inc.

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

  99.1 Certification of Sole Director and Officer Re: Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

     Report on Form 8K dated April 12, 2002 announcing results of stockholder meeting dated April 5, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GreyStone Digital Technology, Inc.

                                              /s/ Jon Reynolds
                                              ----------------------------------
                                              Jon Reynolds
                                              Sole Director and Officer

Dated: August 19, 2002

                                  EXHIBIT INDEX

99.1 Certification of Sole Director and Officer Re: Sarbanes-Oxley Act of 2002