Form 10QSB
period 2002-09-30
GREYSTONE DIGITAL TECHNOLOGY INC
filed 2002-12-26
CIK 840254

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

                For the quarterly period ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

TITLE OF EACH CLASS                            OUTSTANDING AT SEPTEMBER 30, 2002
-------------------                            ---------------------------------

Common Stock, $.001 par value                                       75,588,326



INDEX

                       GreyStone Digital Technology, Inc.

                                                                                                                           Page No.
                                                                                                                           --------

PART I.              FINANCIAL INFORMATION FOR GREYSTONE DIGITAL TECHNOLOGY
                     AND SUBSIDIARY

           Item 1.   FINANCIAL STATEMENTS


                     Consolidated Balance Sheets at September 30, 2002 (unaudited)                                             3
                               and March 31, 2002

                     Consolidated Statements of Operations (unaudited) for the three                                           4
                                and six months ended September 30, 2002 and 2001
                     Consolidated Statements of Cash Flows (unaudited)                                                         5
                               for the six months ended September 30, 2002 and 2001


                     Notes to Consolidated Unaudited Financial Statements                                                      7

           Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  OR PLAN
                     OF OPERATIONS                                                                                            13


PART II.   OTHER INFORMATION

           Item 1.   LEGAL PROCEEDINGS                                                                                        15

           Item 2.   CHANGES IN SECURITIES                                                                                    17

           Item 3.   CONTROLS AND PROCEDURES                                                                                  17

           Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS17

           Item 5.   OTHER INFORMATION                                                                                        17

           Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                                         18

CERTIFICATION                                                                                                                 19

EXHIBIT INDEX                                                                                                                 20


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES



                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                             September 30,               March 31,
                                                                                               2002                       2002
                                                                                            (Unaudited)
                                                                     ASSETS

Current assets:

  Accounts receivable                                                                                     $ -                $1,649

                                                                                   ---------------------------   -------------------
                                Total current assets                                                                          1,649

Equipment, net                                                                                          2,292                 2,500

                                                                                   ---------------------------   -------------------

                                Total assets                                                           $2,292                $4,149

                                                                                   ===========================   ===================


                                                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:

  Accounts payable and accrued expenses                                                            $2,895,693            $2,811,942
  Settlement payable - line of credit                                                               1,274,148             1,274,148
  Notes payable to related parties                                                                    811,247               855,644
  Due to Kiboga for license agreement                                                                 700,000               700,000
                                                                                  ---------------------------   -------------------

                                    Total current  liabilities                                      5,681,088             5,641,734
                                                                                  ----------------------------  -------------------


Commitments and contingencies (see notes 2 and 5) Stockholders' deficiency:
  Common stock, $.001 par value; 100,000,000 shares authorized;
    75,866,978 and 75,756,977 shares issued                                                            75,867                75,757
  Additional paid-in capital                                                                       53,126,101            53,096,544
  Accumulated deficit                                                                            (58,802,463)          (58,731,585)
  Treasury stock, at cost, 278,652 shares                                                            (78,301)              (78,301)
                                                                                  ----------------------------   -------------------
                                Total stockholders' deficiency                                    (5,678,796)            (5,637,585)
                                                                                  ----------------------------   -------------------
                                Total liabilities and stockholder's deficiency                         $2,292                 $4,149
                                                                                  ============================   ===================


See Notes to Consolidated Financial Statements.


                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              Three months ended                        Six months ended
                                                               September 30,                             September 30,


                                                        2002                  2001                2002                 2001
                                                ---------------------  --------------------  -----------------  --------------------

Revenues                                                         $ -               $374,669          $230,307             $1,088,926

Expenses
   Cost of revenues                                                -                440,782           144,118                802,820
   Marketing and sales                                             -                227,623                 -                418,575
   Research and development                                        -                169,787                 -                316,468
   General and administrative                                 54,040                587,554           157,067              1,238,862
                                                ---------------------  --------------------  -----------------  --------------------

       Total expenses                                         54,040              1,425,746           301,185              2,776,725
                                                ---------------------  --------------------------------------- ---------------------
Loss from operations                                        (54,040)            (1,051,077)          (70,878)            (1,687,799)

Other income (expense)

  Interest income                                                  -                    146                 -                 17,646
  Interest expense                                                 -               (59,594)                 -               (82,878)
  Miscellaneous                                                    -                 32,558                 -                 33,168
                                                ---------------------  --------------------------------------- ---------------------
      Total other income (expense),net                             -               (26,890)                 -               (32,064)
                                                ---------------------  --------------------------------------- ---------------------

Net loss                                                    (54,040)            (1,077,967)          (70,878)            (1,719,863)
Preferred stock dividends:
Imputed cumulative stock dividends at 8%                           -               (56,979)                 -              (123,106)

                                                ---------------------  --------------------------------------- ---------------------

Net loss applicable to common stockholders                 $(54,040)           $(1,134,946)         $(70,878)           $(1,842,969)
                                                =====================  ======================================= =====================

Basic and diluted net loss per share                        $ (0.00)                $(0.04)          $ (0.00)                $(0.09)
                                                =====================  ======================================= =====================
Weighted average number of common shares
outstanding, basic and diluted                            75,588,326             31,537,170        75,560,945             16,285,197
                                                =====================  ======================================= =====================

See Notes to Consolidated Financial Statements.



               GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                      Six months ended September 30,
                                                                                                         2002                   2001
                                                                                                         ----                   ----


Operating activities:
      Net loss                                                                                      ($70,878)         ($1,719,863)
      Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
            Depreciation and amortization                                                                 208              109,822
            Compensation expense recorded upon issuance of warrants
              and compensatory stock options                                                                -              238,375
            Miscellaneous expenses paid in stock                                                            -               13,715
            Changes in operating assets and liabilities:
                   Accounts receivable                                                                  1,649              181,888
                   Other assets                                                                             -               13,436
                   Accounts payable and accrued expenses                                              113,418              231,836
                                                                                                --------------- --------------------

                 Net cash provided by (used in) operating activities of continuing operations          44,397            (930,791)
                                                                                                --------------- --------------------
                 Net cash used relating to discontinued operations                                          -            (418,000)
                                                                                                --------------- --------------------

                 Net cash provided by (used in) operating activities                                   44,397          (1,348,791)
                                                                                                --------------- --------------------

Financing activities:

                Net proceeds from issuances of short term notes payable                                     -              470,921
                Repayments of short term notes payable                                                      -            (157,100)
                Net repayments of notes payable to related parties                                   (44,397)                    -
                Sale of common stock for cash                                                               -              651,000
                                                                                                --------------- --------------------
                Net cash provided by (used in)  financing activities                                 (44,397)              964,821
                                                                                                --------------- --------------------

Net decrease in cash and cash equivalents                                                                   -            (383,970)
                                                                                                --------------- --------------------

Cash and cash equivalents beginning of period                                                              $-             $383,970
                                                                                                --------------- --------------------

Cash and cash equivalents end of period                                                                    $-                  $ -
                                                                                                =============== ====================


See Notes to Consolidated Financial Statements.




                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)



                                                                                                      Six months ended September 30,
                                                                                                         2002                   2001
                                                                                                         ----                   ----

Supplemental disclosure of cash flow data:
      Interest paid                                                                                       $ -                $53,698
                                                                                                 =============        ==============

Supplemental disclosure of noncash investing and financing activities
       Common stock issued upon conversion of convertible preferred stock                                 $ -               $989,705
                                                                                                 =============        ==============
      Common stock issued as payment for:
           Notes payable to principal stockholder                                                         $ -                $55,000
                                                                                                 =============        ==============
          Settlement of  payroll liabilities through exercise  of stock options                       $29,667                    $ -
                                                                                                 =============        ==============
           Services                                                                                       $ -                $65,100
                                                                                                 =============        ==============
           Imputed preferred stock dividend                                                               $ -               $123,106
                                                                                                 =============        ==============


See Notes to Consolidated Financial Statements.

                GREYSTONE DIGITAL TECHNOLOGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Unaudited interim financial statements:

The interim financial statements of GreyStone Digital Technology, Inc. ("GreyStone" or the "Company") at September 30, 2002 and for the three months and six months ended September 30, 2002 and 2001, are unaudited, and include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation. The March 31, 2002 balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended March 31, 2002. The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the six months ended September 30, 2002 are not necessarily indicative of the results that can be expected for the entire fiscal year.

Note 2 - Going concern:

The unaudited consolidated financial statements include the accounts of GreyStone Digital Technology, Inc, formerly Express Capital Concepts, Inc. and GreyStone Technology, Inc. ("GreyStone" or the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

As shown in the accompanying consolidated financial statements at September 30, 2002, the Company had a working capital deficiency of $5,681,088 and a stockholders' deficiency of $5,678,796, and has incurred an accumulated deficit from losses since its inception of $58,802,463. Additionally, the Company currently has no operations and has closed its main office in San Diego. The Company also has no cash and has a substantial amount of legal judgments and claims against it as discussed in Note 5. Among these are liens by the IRS for back payroll taxes. Additionally, the Company is in default on certain of its outstanding debt as discussed in Note 5. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

Historically, the Company has funded deficits from its business operations primarily through sales of common stock to and borrowings from its principal stockholders and sales of common stock and convertible notes payable to private investors pursuant to private placement memorandums and exemptions from registration under the Securities Act of 1933.

Early in fiscal year 2002, the Company concluded that its existing operations would continue to require further investments of cash that its principal shareholders could not continue to provide. Consequently, the Company initiated a program to move into an entirely different business. Accordingly, the Company took steps to exit and close down its existing operations and then use its status as a public company to acquire businesses that appear to have better prospects for growth and near term generation of positive cash flow. Since June 2001, the Company has proceeded to take actions and enter into certain agreements with two entities, Provo ("Provo") and Kiboga, Inc. ("Kiboga") that appear to have the better prospects that it seeks; although to date these agreements have not resulted in any operations within the Company. These agreements have been terminated as the Company has no ability now or in the foreseeable future to be able to perform under the terms of the agreements. As of the date of this filing the Company has one director and officer and no employees. These agreements, actions and proceedings are summarized below and in
Note 4 herein and in the Company's 10-KSB for the year ended March 31, 2002.

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

On May 22, 2002 the Company entered into an agreement with Kiboga to cure the Company's default on meeting the terms of the Marketing and Licensing Agreement. Under the terms of the new agreement the Company waived the revenue requirement and earnings tests that Kiboga must achieve to receive an additional fifteen million shares of the Company's common stock upon closing and the Company agreed instead to pay Kiboga $700,000 cash on May 22, 2003, conditioned upon the closing of the Merger with Provo, as discussed below. The Marketing and Licensing Agreement with Kiboga has been terminated as the Company has no ability now or in the foreseeable future to be able to perform under the terms of the agreement.

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

On July 18, 2002 the Company announced the close on all terms precedent to effecting the Purchase Agreement with Provo and our intention to change our name to Provo International as soon as possible. The agreement with Provo is dependent upon the Company becoming and remaining current on its SEC filings. The Purchase agreement with Provo has been terminated as the Company has no ability now or in the foreseeable future to be able to perform under the terms of the agreement.

As of September 30, 2002 GreyStone has received no operating revenues nor incurred any operating expenses as a consequence of the agreements set forth above. Since November 2001 Kiboga has loaned funds to GreyStone from time to time to help GreyStone fund certain administrative, legal and professional expenses necessary for effecting the contemplated merger of Provo and Kiboga into GreyStone. As at September 30, 2002 Kiboga held $390,005 of GreyStone demand notes for such loans.

Note 3 - Earnings (loss) per share:

Since the Company had losses applicable to common stock in the three month and six month periods ended September 30, 2002 and 2001, the assumed effects of the exercise of outstanding stock options, warrants and convertible preferred stock were anti-dilutive and, accordingly, dilutive per share amounts are equal to basic per share amounts. Such options, warrants and convertible preferred stock could potentially dilute basic earnings per share in the future.

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

The Company has been unable to comply with all provisions of the Marketing and Licensing Agreement. Specifically, the Company has not directed its efforts to developing and marketing the Kiboga product, as envisioned in the Agreement, nor has it made the required $700,000 cash payment.

On May 22, 2002 the Company entered into an agreement with Kiboga to cure the Company's default on meeting the terms of the Marketing and Licensing Agreement. Under the terms of the new agreement the Company waived the revenue requirement and earnings tests that Kiboga must achieve to receive an additional fifteen million shares of the Company's common stock upon closing and the Company agreed instead to pay Kiboga $700,000 cash on May 22, 2003 conditioned upon the closing of the Merger with Provo. The Marketing and Licensing Agreement has been terminated by Kiboga as the Company has no ability now or in the foreseeable future to be able to perform under the terms of the agreement.

Note 5 - Legal proceedings:

Pending litigation

As of July 1, 2002 seven former employees claim that the Company owes them $168,000 for back pay and expenses in amounts that range from $4,719 to 55,140. In addition, three former officers, Mr. Smith, Mr. Aldern and Mr. Beaudet, claim that the Company owes them a total of $301,200 in back pay and $9,742 in expenses. These three claims range from $75,230 to $140,000. The Company expects that these pending claims will result in litigation or labor proceedings. At September 30, 2002, the Company has accrued liabilities of $478,942 related to these claims.

On May 8, 2002 USA TALKS.COM, INC filed a complaint for constructive trust and damages in the Superior Court of the State of California, County of Los Angeles and included GreyStone Technologies as one of seventeen defendants named in the complaint. The complaint asserts that a "stock scam" caused the plaintiff to suffer over $50 million in investment equity losses while the defendants "made off with over $15 million in ill-gotten gains." Mr. Gelbard and Mr. Beaton are individual defendants among others that the plaintiff names along with four individual lawyers and a law firm. In the past Greystone had engaged the services of Mr. Gelbard as a financial advisor, however Greystone has never had any connection with, relationship with or awareness of USA TALK.COM. The complaint asserts that "at a minimum, the plaintiff believes that Greystone Technologies was involved in the pump and dump scam by means of its receipt of illegal profit and/or securities, following Gelbard and/or Beaton's illicit receipt of free trading stock pursuant to S8 registration and through distribution of same by Gelbard and/or Beaton." The Company believes that inclusion of GreyStone in the complaint has no basis, substance or merit in fact.

Since December 8, 2001 five vendors have filed complaints for payments totaling $43,324 that range in amounts from $1,450 to $14,987. This amount is included in accounts payable at September 30, 2002.

On May 25, 2001 a lawsuit was filed against GreyStone by Mahan & Nash, a public relations service provider, in the Superior Court of the State of California, County of Los Angeles for the payment of $68,102 under a written contract. The Company answered with a general denial. A final status conference was held on May 1, 2002 with a trial date set for May 6, 2002. The Company was not able to answer at the conference or trial. The Company has not received a notice of judgment as of the date of this filing. At September 30, 2002 the Company has recorded a liability of $68,102 related to this lawsuit.

Judgments, Liens and Labor Awards

As of July 31, 2002 the Internal Revenue Service ("IRS") has given the Company notice of Federal Tax Lien filings for employment-related taxes for the period ending December 31, 2001. The IRS has, from time to time, adjusted the total amount due based upon recalculations, but the Company believes that its total exposure to all such amounts will not exceed $210,000 and at September 30, 2002 has recorded a liability for this amount.

As of July 1, 2002 the State of California Division of Labor Standard Enforcement had awarded $187,995 to seven former Company employees for back wages due and associated penalties. The awards range from $6,441 to $70,444. In addition, at July 1, 2002, seven other employees have filed claims totaling $181,888 for unpaid wages, six with the State of California and one with State of Oklahoma. These claims range from $4,025 to $74,959. At September 30, 2002 the Company has accrued $369,883 related to these awards and claims.

Since April 16, 2002 the Company has received five different notices of judgment in California trial courts totaling $327,564 that range in amounts from $23,250 to $138,305 based upon amounts owed vendors and a recruiting consultant. This amount is included in accounts payable at September 30, 2002.

On June 29, 2001 a lawsuit was filed in the Superior Court of the State of California, County of San Diego against the Company and Richard A. Smith, the Company's former Chairman and Chief Executive Officer, by Capital Solutions Fund LLC (the lender of the Company's February 2001 line of credit) for breach of contract and fraud. A total of $1,045,000 (including $200,000 in loan fees) was drawn on the line of credit before the lender, Capital Solutions Fund, called the line as a result of the March 2001 dissolution of the Company's exclusive distributor of the MercRacer entertainment system by that distributor's parent corporation. On June 7, 2002 the Company received a notice of entry of judgment in the amount of $1,274,148. This amount is recorded as a liability at September 30, 2002.
Note 6 - Equity transactions:

From April 1, 2002 through September 30, 2002 the Company issued 110,001 shares of common stock related to the exercise of employee stock options. The exercise price of the options totaling $29,667 was recorded as a reduction of accrued payroll.
Note 7 - Notes Payable:

For the six months ended September 30, 2002, the Company made payments of $84,004 and received borrowings of $39,607 from Kiboga. The loans are unsecured, non-interest bearing and due upon demand.

Note 8 - Management Change:

On August 19, 2002 the Board of Directors appointed Mr. Jack Kirschling to be the Company's interim Chairman and Chief Executive Officer and sole director until such time as a new Board of Directors is in place. At the same date the Board of Directors accepted the resignation of Mr. Jon Reynolds from the Board of Directors of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenues for the three months ended September 30, 2002 were $ 0 as compared to $374,669 for the three months ended September 30, 2001, reflecting the fact that the Company ceased all business operations in May 2002. At a shareholder's meeting held April 5, 2002 the shareholders approved the disposition of GreyStone Technology, Inc., the Company's wholly owned subsidiary that carried on its government business.

Cost of revenues decreased to $ 0 during the current three-month period, as compared to $440,782 for the same three-month period in the previous year reflecting the fact that the Company ceased all business operations in May 2002.

Marketing and sales expenses were $ 0 in the current period compared to $227,623 or 29% of revenues for the previous comparable period reflecting the fact that the Company ceased all business operations in May 2002.

Research and development expenses were $ 0 for the current period, compared to $169,787 for the previous period, reflecting the fact that the Company ceased all business operations in May 2002.

General and administrative expenses were $ 54,040 in the current period, compared to $587,554 for the previous period, resulting in a decrease of $533,514. The reductions reflect the fact that the Company ceased all business operations in May 2002 and still incurred expenses during the quarter for accounting, auditing, legal, printing, filing, and news release services. In addition the Company wrote off all of its remaining accounts receivable during the quarter.

No other income or expense was incurred during the quarter ended September 30, 2002. In the previous period, other expense of $(26,890) consisted of interest income of $146, interest expense of $(59,594), primarily for a line of credit and miscellaneous income of $32,558, which included a sale of entertainment equipment for $31,000.

The net loss applicable to common stock was $ 54,040 for the current period. This compares to the net loss of $1,134,946 in the previous comparable period and reflects the fact that the Company ceased all business operations in May 2002.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenues for the six-months ended September 30, 2002 were $230,307 as compared to $1,088,926 for the six-months ended September 30, 2001, reflecting the fact that the Company ceased all business operations in May 2002.

Cost of revenues decreased to $144,118 during the current six-month period, as compared to $802,820 for the same six-month period in the previous year, reflecting the fact that the Company ceased all business operations in May 2002.

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

There were no marketing and sales expenses incurred during the current period compared to $418,575 or 38% of revenues for the previous period, reflecting the fact that the Company ceased all business operations in May 2002.

There were no research and development expenses incurred during the current period compared to $316,468 for the previous period, reflecting the fact that the Company ceased all business operations in May 2002.

General and administrative expenses were $157,067 in the current period, compared to $1,238,862 for the previous period, reflecting the fact that the Company ceased all business operations in May 2002. The Company still incurred expenses during the current period to pay for the accounting, auditing, legal, printing, filing, rent and news release services necessary to continue to function as a public reporting company. In addition the Company wrote off all of its remaining accounts receivable during the quarter.

No other income or expense was incurred during the six month period ended September 30, 2002. In the previous comparable period other income (expense) of $(32,064) consisted of interest income of $17,646, interest expense of $(82,878), primarily for a line of credit and miscellaneous income of $33,168, which included a sale of entertainment equipment for $31,000.

The net loss of $70,878 incurred during the six month period ended September 30, 2002 decreased by $1,648,985 from the $1,719,863 net loss reported in the previous comparable reporting period.

The Company recorded a non-cash preferred stock dividend of $123,106 for the six month period ended September 30, 2001, for the 8% preferred stock dividend feature provided for in the Series A Convertible Preferred Stock. The entire balance of the Series A Convertible Preferred stock outstanding was converted to common stock during the preceding fiscal year ended March 31, 2002.

The net loss applicable to common stock was $70,878 for the current period. This compares to $1,842,969 in the previous period.

LIQUIDITY AND CAPITAL RESOURCES


Net cash provided by operating activities of continuing operations for the six months ended September 30, 2002 was $44,397, whereas cash used for operating activities of continuing operations in the six months ended September 30, 2001 was $930,791. The net loss for the current six-month period was $70,878, a decrease of $1,648,985 from the previous reporting period net loss amount of $1,719,863. Non-cash expenses for depreciation and compensation expense in the current period were $208 as compared to $348,197 in the previous reporting period. Additionally, during the current six-month reporting period, accounts receivable decreased by $1,649, accounts payable and accrued expenses increased by $113,418. The net cash used relating to discontinued operations was $0 compared to $418,000 in the previous reporting period. The net cash provided by operating activities was $44,397 in the current period, as compared to $1,348,791 in the previous reporting period.

There was no cash used in investing activities during the current six month reporting period or in the previous reporting period.

Net cash used in financing activities was $44,397 in the current period, as compared to cash provided by financing activities of $964,821 for the previous period. The $44,397 used in financing activities was net repayments of notes payable to related parties. Of the $964,821 of net cash provided in the previous period, $470,921 was from issuances of short-term notes payable and $651,000 was provided by the sale of common stock from a private placement.

At September 30, 2002 and March 31, 2002, the Company had no cash.

Historically, the Company has funded deficits from its business operations primarily through sales of common stock to and borrowings from its principal stockholders and sales of common stock and convertible notes payable to private investors pursuant to private placement memorandums and exemptions from registration under the Securities Act of 1933.

We are currently in desperate financial condition. We have no material assets, have ceased operations and have no revenues. The agreements we had with Kiboga Systems, Inc and Provo have been in default as we have no ability now or in the forseeable future to be able to perform them. Consequently each of the agreements have been terminated. As stated in our financials we have over 5.8 million dollars in liabilities. We are a defendent in numerous lawsuits which we have no financial ability to defend and have no income to pay them. As a result of our financial position and lack of prospects for the future management is considering placing the company in to a liquidating bankruptcy. Unless events require otherwise, a decision regarding our ability to continue in business will be made at the shareholder meeting scheduled for January 22, 2003.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pending litigation

As of July 1, 2002 seven former employees claim that the Company owes them $168,000 for back pay and expenses in amounts that range from $4,719 to 55,140. In addition, three former officers, Mr. Smith, Mr. Aldern and Mr. Beaudet, claim that the Company owes them a total of $301,200 in back pay and $9,742 in expenses. These three claims range from $75,230 to $140,000. The Company expects that these pending claims will result in litigation or labor proceedings. At September 30, 2002, the Company has accrued liabilities of $478,942 related to these claims.

On May 8, 2002 USA TALKS.COM, INC filed a complaint for constructive trust and damages in the Superior Court of the State of California, County of Los Angeles and included GreyStone Technologies as one of seventeen defendants named in the complaint. The complaint asserts that a "stock scam" caused the plaintiff to suffer over $50 million in investment equity losses while the defendants "made off with over $15 million in ill-gotten gains." Mr. Gelbard and Mr. Beaton are individual defendants among others that the plaintiff names along with four individual lawyers and a law firm. In the past Greystone had engaged the services of Mr. Gelbard as a financial advisor, however Greystone has never had any connection with, relationship with or awareness of USA TALK.COM. The complaint asserts that "at a minimum, the plaintiff believes that Greystone Technologies was involved in the pump and dump scam by means of its receipt of illegal profit and/or securities, following Gelbard and/or Beaton's illicit receipt of free trading stock pursuant to S8 registration and through distribution of same by Gelbard and/or Beaton." The Company believes that inclusion of GreyStone in the complaint has no basis, substance or merit in fact.

Since December 8, 2001 five vendors have filed complaints for payments totaling $43,324 that range in amounts from $1,450 to $14,987. This amount is included in accounts payable at September 30, 2002.

On May 25, 2001 a lawsuit was filed against GreyStone by Mahan & Nash, a public relations service provider, in the Superior Court of the State of California, County of Los Angeles for the payment of $68,102 under a written contract. The Company answered with a general denial. A final status conference was held on May 1, 2002 with a trial date set for May 6, 2002. The Company was not able to answer at the conference or trial. The Company has not received a notice of judgment as of the date of this filing. At September 30, 2002 the Company has recorded a liability of $68,102 related to this lawsuit.

Judgments, Liens and Labor

As of July 31, 2002 the Internal Revenue Service ("IRS") has given the Company notice of Federal Tax Lien filings for employment-related taxes for the period ending December 31, 2001. The IRS has, from time to time, adjusted the total amount due based upon recalculations, but the Company believes that its total exposure to all such amounts will not exceed $210,000 and at September 30, 2002 has recorded a liability for this amount.

As of July 1, 2002 the State of California Division of Labor Standard Enforcement had awarded $187,995 to seven former Company employees for back wages due and associated penalties. The awards range from $6,441 to $70,444. In addition, at July 1, 2002, seven other employees have filed claims totaling $181,888 for unpaid wages, six with the State of California and one with State of Oklahoma. These claims range from $4,025 to $74,959. At September 30, 2002 the Company has accrued $369,883 related to these awards and claims.

Since April 16, 2002 the Company has received five different notices of judgment in California trial courts totaling $327,564 that range in amounts from $23,250 to $138,305 based upon amounts owed vendors and a recruiting consultant. This amount is included in accounts payable at September 30, 2002.

On June 29, 2001 a lawsuit was filed in the Superior Court of the State of California, County of San Diego against the Company and Richard A. Smith, the Company's former Chairman and Chief Executive Officer, by Capital Solutions Fund LLC (the lender of the Company's February 2001 line of credit) for breach of contract and fraud. A total of $1,045,000 (including $200,000 in loan fees) was drawn on the line of credit before the lender, Capital Solutions Fund, called the line as a result of the March 2001 dissolution of the Company's exclusive distributor of the MercRacer entertainment system by that distributor's parent corporation. On June 7, 2002 the Company received a notice of entry of judgment in the amount of $1,274,148. This amount is recorded as a liability at September 30, 2002.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and sole director, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and sole director concluded that the Company's disclosure controls and procedures are effective in timely alerting him to the material information relating to the Company required to be included in the Company's periodic SEC filings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to security holders during the quarter ended September 30. 2002

ITEM 5.  OTHER INFORMATION

We are currently in desperate financial condition. We have no material assets, have ceased operations and have no revenues. The agreements we had with Kiboga Systems, Inc and Provo have been in default as we have no ability now or in the forseeable future to be able to perform them. Consequently each of the agreements have been terminated.

As stated in our financials we have over 5.8 million dollars in liabilities. We are a defendent in numerous lawsuits which we have no financial ability to defend and have no income to pay them.

As a result of our financial position and lack of prospects for the future management is considering placing the company in to a liquidating bankruptcy. Unless events require otherwise, a decision regarding our ability to continue in business will be made at the shareholder meeting scheduled for January 22, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

        99.1 Certification of Sole Director and Officer Re: Sarbanes-Oxley Act of 2002
(b)     Reports on Form 8-K
           None


SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 26, 2002

                                             GreyStone Digital Technology, Inc.



                                           /s/ Jack Kirschling
                                          ----------------------------------
                                          Jack Kirschling
                                          Sole Director and Officer

                                              CERTIFICATION

I, Jack Kirschling, Chief Executive Officer and sole director, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Greystone Digital Technology, Inc. a Delaware Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quartlery report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries,is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 26, 2002

/s/Jack Kirschling
- ---------------------------------------------
Sole Director and Officer

                                  EXHIBIT INDEX

99.1 Certification of Sole Director and Officer Re: Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------

                                  Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GreyStone Digital Technology, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),Jack Kirschling, Sole Director and Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934 (15 U.S.C. 78m or
           780(d)); and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: December 26, 2002
                             By: /s/ Jack Kirschling
                   -------------------------------------------
                                 Jack Kirschling
                            Sole Director and Officer
                       GreyStone Digital Technology, Inc.